Form 10-Q
period 2002-03-31
COMPASS MINERALS GROUP INC
filed 2002-05-15
CIK 1160726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______

Commission File Number ___________ Compass Minerals Group, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	48-1135403 (I.R.S. Employer Identification Number)

8300 College Blvd.
Overland Park, KS 66210
(913) 344-9200
(Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: |X| No: |_|

Common Stock, $0.01 Par Value –1,000 shares outstanding as of May 1, 2002

COMPASS MINERALS GROUP, INC.

Exact Name of Co-registrants*	Jurisdiction of Incorporation	I.R.S. employer Identification No.

Carey Salt Company	Delaware	13-3563048
Great Salt Lake Minerals Corporation	Delaware	87-0274174
North American Salt Company	Delaware	48-1047632
NAMSCO Inc.	Delaware	48-1065647
GSL Corporation	Delaware	48-1106349

*	The address for each of the co-registrants is c/o Compass Minerals Group, Inc., 8300 College Boulevard, Overland Park, Kansas 66210, telephone (913) 344-9200. The primary standard industrial classification number for each of the co-registrants is 1400.

2

COMPASS MINERALS GROUP, INC.

Table of Contents

Part I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2002
	(unaudited) and December 31, 2001	3

	Combined and Consolidated Statements of Income for the three month
	periods ended March 31, 2002 and 2001 (unaudited)	4

	Consolidated Statement of Stockholder’s Equity (Deficit) for the
	three month period ended March 31, 2002 (unaudited)	5

	Combined and Consolidated Statements of Cash Flows for the three month
	periods ended March 31, 2002 and 2001 (unaudited)	6

	Notes to Combined and Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	19

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits & Reports on Form 8-K	20

SIGNATURES		21

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	March 31, 2002	December 31, 2001
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ 33.3	$ 15.9
Receivables, less allowance for doubtful accounts of
$2.0 million in 2002 and $2.0 million in 2001	67.8	87.9
Inventories	76.8	99.4
Other	2.0	2.0

Total current assets	179.9	205.2

Property, plant and equipment, net	414.8	422.1
Other	28.4	28.3

Total assets	$ 623.1	$ 655.6

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$ 2.4	$ 2.5
Accounts payable	49.4	52.8
Accrued expenses	18.7	20.7
Accrued salaries and wages	10.5	10.5
Income taxes payable	1.6	2.9

Total current liabilities	82.6	89.4

Long-term debt, net of current portion	472.8	512.6
Deferred income taxes	104.2	101.1
Other noncurrent liabilities	10.2	10.3

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued
and outstanding	—	—
Additional paid in capital	334.7	333.6
Accumulated deficit	(377.3)	(389.0)
Accumulated other comprehensive loss	(4.1)	(2.4)

Total stockholder’s equity (deficit)	(46.7)	(57.8)

Total liabilities and stockholder’s equity (deficit)	$ 623.1	$ 655.6

The accompanying notes are an integral part of the combined and consolidated financial statements. 3

COMPASS MINERALS GROUP, INC. COMBINED AND CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in millions)

	Three months ended March 31,
	2002	2001

Gross sales	$ 162.4	$ 197.0
Shipping and handling costs	48.5	59.1

Net sales	113.9	137.9

Cost of sales	74.3	88.1

Gross profit	39.6	49.8

Selling, general and administrative expenses	9.6	9.6
Transition and other charges	2.5	—

Operating earnings	27.5	40.2
Other (income) expense:
Interest expense	10.2	3.8
Other, net	—	(1.4)

Income before income taxes	17.3	37.8

Income tax expense	5.6	14.8

Net income	$ 11.7	$ 23.0

The accompanying notes are an integral part of the combined and consolidated financial statements. 4

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited) For the three months ended March 31, 2002 (in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2001	$ —	$ 333.6	$(389.0)	$(2.4)	$(57.8)

Comprehensive income:
Net income			11.7		11.7
Cumulative translation adjustments				(1.7)	(1.7)

Comprehensive income					10.0

Capital contribution		1.1			1.1

Balance, March 31, 2002	$ —	$ 334.7	$(377.3)	$(4.1)	$(46.7)

The accompanying notes are an integral part of the combined and consolidated financial statements. 5

COMPASS MINERALS GROUP, INC. COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$ 11.7	$ 23.0
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and depletion	9.1	7.4
Amortization	0.5	—
Restructuring charge and other charges,
net of cash	1.1	—
Deferred income taxes	3.1	9.2
Other	—	0.8
Changes in operating assets and liabilities:
Receivables	19.6	41.9
Due to IMC and affiliates	—	3.4
Inventories	22.4	32.5
Other assets	(0.1)	—
Accounts payable and accrued expenses	(4.7)	(17.8)
Other noncurrent liabilities	(0.8)	(0.3)

Net cash provided by operating activities	61.9	100.1

Cash flows from investing activities:
Capital expenditures	(3.3)	(4.4)
Other	—	(0.3)

Net cash used in investing activities	(3.3)	(4.7)

Cash flows from financing activities:
Revolver activity	(39.8)	(3.2)
Principal payments on other long-term debt, including capital leases	(0.1)	(65.9)
Payments to IMC and affiliates, net	—	(21.7)
Dividend to IMC and affiliates	—	(5.7)
Deferred financing costs	(0.5)	—

Net cash used in financing activities	(40.4)	(96.5)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.7

Net increase (decrease) in cash and cash equivalents	17.4	(0.4)

Cash and cash equivalents, beginning of the period	15.9	0.4

Cash and cash equivalents, end of the period	$ 33.3	$ 0.0

Supplemental cash flow information:
Interest paid excluding capitalized interest	$ 8.7	$ 2.7
Income taxes paid	3.8	1.4

The accompanying notes are an integral part of the combined and consolidated financial statements. 6

COMPASS MINERALS GROUP, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1. Basis of Presentation:

     The accompanying unaudited combined and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the combined and consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Compass Minerals Group, Inc. (“CMG” or the “Company”) Registration Statement on Form S-4, as amended (file no. 333-82700), declared effective by the Securities and Exchange Commission on April 23, 2002.

2. Summary of Significant Accounting Policies:

     The Company has adopted the new rules on accounting for goodwill and other intangible assets as set forth in Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets,effective January 1, 2002. Adoption of these statements did not have a material impact on the Company’s financial statements.

3. Inventories:

     Inventories consist of the following (in millions):

	March 31, 2002	December 31, 2001

Finished goods	$ 60.9	$ 83.0
Raw materials and supplies	15.9	16.4

	$ 76.8	$ 99.4

4. Long-term Debt:

Third-party long-term debt consists of the following (in millions):

	March 31, 2002	December 31, 2001

Senior Subordinated Notes	$ 250.0	$ 250.0
Term Loan	225.0	225.0
Revolving Credit Facility	—	39.8
Other, including capital lease obligations	0.2	0.3

	475.2	515.1
Less current portion	2.4	2.5

	$ 472.8	$ 512.6

     See Note 6 for discussion of modifications to debt subsequent to March 31, 2002.

5. Operating Segments:

     Segment information for the three-month periods ended March 31, 2002 and 2001 is as follows (in millions):

2002	Salt	Potash	Other (b)	Total

Net sales from external customers	$102.6	$11.3	$ —	$113.9
Intersegment net sales	—	2.0	(2.0)	—
Operating earnings (loss) (a)	29.3	0.1	(1.9)	27.5

2001	Salt	Potash	Other (b)	Total

Net sales from external customers	$127.3	$10.6	$ —	$137.9
Intersegment net sales	—	2.6	(2.6)	—
Operating earnings (loss)	38.6	1.8	(0.2)	40.2

(a)	Includes $2.5 million related to transaction and transition costs.
(b)	Other includes corporate entities and eliminations.

Segment information as of March 31, 2002 and December 31, 2001 is as follows (in millions):

2002	Salt	Potash	Other (a)	Total

Total assets	$477.2	$124.9	$21.0	$623.1

2002	Salt	Potash	Other (a)	Total

Total assets	$514.2	$120.9	$20.5	$655.6

(a)	Other includes corporate entities and eliminations.

6. Subsequent Event:

     On April 10, 2002, the Company completed an offering of $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2011 (the “New Notes”). The New Notes, together with the $250.0 million aggregate principal amount of notes which were originally issued on November 28, 2001 (the “Old Notes” and, together with the New Notes, (the “Notes”), are treated as a single class of securities under the Company’s existing indenture. The proceeds from the offering of the New Notes, net of transaction costs, were used to repay borrowings under the Company’s $360.0 million credit facility (the “Credit Facility”). In connection with the offering, the Company amended the Credit Facility with respect to a reduction in the Term Loan to $150.0 million and a 0.75% reduction in the interest rate margin charged to the Company on the Term Loan. In addition, the Company will record a charge in the second quarter of 2002 of approximately $5.0 million related to the write-off of deferred financing costs of the original Term Loan.

7. Guarantor/Non-guarantor Condensed Combining and Consolidating Statements

     The following condensed combined and consolidated financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
March 31, 2002
(in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$ 18.5	$ 14.8	$ —	$ —	$ 33.3
Receivables, net	43.0	23.5	1.3	—	67.8
Inventories	57.4	19.4	—	—	76.8
Other current assets	1.8	0.2	—	—	2.0
Property, plant and equipment, net	222.4	192.4	—	—	414.8
Other	7.5	2.5	389.3	(370.9)	28.4

Total assets	$350.6	$252.8	$ 390.6	$(370.9)	$ 623.1

Current portion of long-term debt	$ 0.1	$ 0.1	$ 2.2	$ —	$ 2.4
Other current liabilities	11.8	7.5	60.9	—	80.2

Total current liabilities	11.9	7.6	63.1	—	82.6
Long-term debt, net of current portion	—	—	472.8	—	472.8
Other noncurrent liabilities	126.3	86.7	(98.6)	—	114.4
Total stockholder’s equity (deficit)	212.4	158.5	(46.7)	(370.9)	(46.7)

Total liabilities and stockholder’s equity (deficit)	$350.6	$252.8	$ 390.6	$(370.9)	$ 623.1

CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2001 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$ 8.2	$ 7.7	$ —	$ —	$ 15.9
Receivables, net	50.5	36.0	1.4	—	87.9
Inventories	71.1	28.3	—	—	99.4
Other current assets	1.9	0.1	—	—	2.0
Property, plant and equipment, net	225.2	196.9	—	—	422.1
Other	7.9	2.0	370.7	(352.3)	28.3

Total assets	$364.8	$271.0	$ 372.1	$ (352.3)	$ 655.6

Current portion of long-term debt	$ 0.1	$ 0.1	$ 2.3	$ —	$ 2.5
Other current liabilities	30.1	35.8	21.0	—	86.9

Total current liabilities	30.2	35.9	23.3	—	89.4
Long-term debt, net of current portion	—	10.8	501.8	—	512.6
Other noncurrent liabilities	123.2	83.4	(95.2	—	111.4
Total stockholder’s equity (deficit)	211.4	140.9	(57.8)	(352.3)	(57.8)

Total liabilities and stockholder’s equity (deficit)	$364.8	$271.0	$ 372.1	$ (352.3)	$ 655.6

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (unaudited) For the Three Months Ended March 31, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Net sales	$73.2	$40.7	$ —	$ —	$113.9
Cost of sales	46.5	27.8	—	—	74.3

Gross profit	26.7	12.9	—	—	39.6
Selling, general and administrative expenses	5.1	4.5	—	—	9.6
Transition and other charges	1.7	0.4	0.4	—	2.5

Operating income (loss)	19.9	8.0	(0.4)	—	27.5
Interest expense	—	2.6	7.6	—	10.2
Other (income) expense	—	—	(17.1)	17.1	—

Income (loss) before income taxes	19.9	5.4	9.1	(17.1)	17.3
Income tax expense (benefit)	6.0	2.2	(2.6)	—	5.6

Net income (loss)	$13.9	$ 3.2	$ 11.7	$(17.1)	$ 11.7

CONDENSED COMBINING STATEMENTS OF INCOME (unaudited) For the Three Months Ended March 31, 2001 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Net sales	$ 85.9	$52.0	$ —	$ —	$ 137.9
Cost of sales	56.9	31.2	—	—	88.1

Gross profit	29.0	20.8	—	—	49.8
Selling, general and administrative expenses	5.5	4.1	—	—	9.6

Operating income (loss)	23.5	16.7	—	—	40.2
Interest expense	0.2	3.6	—	—	3.8
Other (income) expense	(1.7)	0.3	(23.0)	23.0	(1.4)

Income (loss) before income taxes	25.0	12.8	23.0	(23.0)	37.8
Income tax expense (benefit)	9.0	5.8	—	—	14.8

Net income (loss)	$ 16.0	$ 7.0	$ 23.0	$(23.0)	$ 23.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited) For the Three Months Ended March 31, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Net cash provided by operating activities	$ 52.2	$ 7.7	$ 2.0	$ —	$ 61.9

Cash flows from investing activities:

Capital expenditures	(2.1)	(1.2)	—	—	(3.3)

Net cash used in investing activities	(2.1)	(1.2)	—	—	(3.3)

Cash flows from financing activities:

Revolver activity	—	(10.8)	(29.0)	—	(39.8)

Principal payments on other long-term
debt, including capital leases	—	—	(0.1)	—	(0.1)

Payments (to) / from affiliates	(39.8)	10.8	29.0	—	—
Deferred financing costs	—	—	(0.5)	—	(0.5)

Net cash used in financing activities	(39.8)	—	(0.6)	—	(40.4)

Effect of exchange rate changes on cash
and cash equivalents	—	0.6	(1.4)	—	(0.8)

Net increase in cash and cash equivalents	10.3	7.1	—	—	17.4

Cash and cash equivalents, beginning of period	8.2	7.7	—	—	15.9

Cash and cash equivalents, end of period	$ 18.5	$ 14.8	$ —	$ —	$ 33.3

CONDENSED COMBINING STATEMENTS OF CASH FLOWS (unaudited) For the Three Months Ended March 31, 2001 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Net cash provided by operating activities	$ 94.2	$ 5.9	$ —	$ —	$ 100.1

Cash flows from investing activities:

Capital expenditures	(2.6)	(1.8)	—	—	(4.4)

Other	(0.3)	—	—	—	(0.3)

Net cash used in investing activities	(2.9)	(1.8)	—	—	(4.7)

Cash flows from financing activities:

Revolver activity	—	(3.2)	—	—	(3.2)

Principal payments on other long-term
debt, including capital leases	(0.2)	(65.7)	—	—	(65.9)

Payments to IMC Global and
Affiliates, net	(87.7)	66.0	—	—	(21.7)

Dividends to IMC and affiliates	(5.7)	—	—	—	(5.7)

Net cash used in financing activities	(93.6)	(2.9)	—	—	(96.5)

Effect of exchange rate changes on cash
and cash equivalents	(0.2)	0.9	—	—	0.7

Net increase (decrease) in cash and cash
equivalents	(2.5)	2.1	—	—	(0.4)
Cash and cash equivalents, beginning of period	2.4	(2.0)	—	—	0.4

Cash and cash equivalents, end of period	$(0.1)	$ 0.1	$ —	$ —	$ —

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, other than statements of historical fact contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, environmental and fiscal polices, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental, and administrative proceedings involving the Company; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission reports.

     In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Business Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

     You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections included in the Company’s Registration Statements on Form S-4 (File No. 333-82700), as amended, which was declared effective by the Securities Exchange Commission on April 23, 2002. The Form S-4, as amended, also includes the Company’s audited combined and consolidated financial statements and the notes thereto as of December 31, 2001 and for each of the three years ended December 31, 2001, 2000 and 1999, as well as other financial and operating information about our business.

Results of Operations

     The combined and consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the subsidiaries that were included in the Recapitalization as discussed in the Company’s registration statement on Form S-4. The following tables and discussion should be read in conjunction with the information contained in our combined and consolidated financial statements and the notes thereto included elsewhere in this quarterly report. However, our historical combined and consolidated results of operations set forth below and elsewhere in this annual report may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

     The following table sets forth certain unaudited combined and consolidated historical financial information, in both dollars and percentages of net sales, for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002		2001

Net sales	$113.9	100.0%	$ 137.9	100.0%
Cost of sales	74.3	65.2%	88.1	63.9%

Gross margin	39.6	34.8%	49.8	36.1%
Selling, general and
administrative expenses	9.6	8.4%	9.6	7.0%
Transition and other charges	2.5	2.2%	—	—%

Operating income	27.5	24.1%	40.2	29.2%
Interest expense	10.2	9.0%	3.8	2.8%
Other (income)	—	—%	(1.4)	(1.0)%

Income before income
taxes	17.3	15.2%	37.8	27.4%
Provision for income taxes	5.6	4.9%	14.8	10.7%

Net income	$ 11.7	10.3%	$ 23.0	16.7%

Net Sales by Segment:
Salt	$102.6	90.1%	$ 127.3	92.3%
Specialty potash fertilizers	11.3	9.9%	10.6	7.7%

Total	$113.9	100.0%	$ 137.9	100.0%

The table below shows shipments of products (thousands of tons):

	March 31,
	2002	2001

Highway deicing salt	4,088.1	5,238.7
General trade salt	633.8	750.9
Specialty potash	60.8	50.9

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales

     Net sales for the first quarter of 2002 of $113.9 million decreased $24.0 million, or 17.4% compared to $137.9 million for the first quarter of 2001. Net sales of salt for the first quarter of 2002 of $102.6 million decreased $24.7 million, or 19.4% compared to $127.3 million for the first quarter of 2001. This decrease was primarily the result of lower volumes of both the North American and the United Kingdom (the “U.K.”) highway deicing product lines as well as consumer deicing volumes in the general trade business all due to the mild winter experienced in the March 2002 quarter. These reductions were offset in part by improved pricing in the North American highway deicing product line. In particular, highway deicing and consumer deicing net sales for 2002 decreased $14.1 million and $9.2 million, respectively, from the prior year period. SOP net sales for 2002 of $11.3 million increased $0.7 million compared to $10.6 million for 2001. The increase is primarily due to increased export sales volumes.

Gross Margins

     Gross margins for 2002 of $39.6 million decreased $10.2 million, or 20.5% compared to $49.8 million for 2001. The reduction in gross margin primarily reflects the impact of weaker sales of our winter deicing products during the first quarter of 2002.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for 2002 and 2001 remained constant at $9.6 million.

Transition and Other Charges

     During 2002, the Company incurred $2.5 million of transition costs that were directly related to the acquisition and consisted primarily of compensation costs. Transition costs are non-recurring in nature and related to charges required to establish the Company as an independent entity.

Interest Expense

     Interest expense for 2002 of $10.2 million increased $6.4 million, or 168.4% compared to $3.8 million for 2001. This increase was the result of the Company’s new capitalization structure following the Recapitalization.

Other Income/Expense

     Other income for 2002 of zero decreased $1.4 million compared to 2001. Other income in 2001 was primarily interest income earned from IMC.

Income Tax Expense

     Income tax expense for 2002 of $5.6 million decreased $9.2 million, or 62.2% compared to $14.8 million for 2001 and reflects effective income tax rates of approximately 32% and 39%, respectively. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and a favorable reduction in valuation allowances against tax assets.

Liquidity and Capital Resources

     Historically, we have used cash generated from operations to meet our working capital needs and to fund capital expenditures. Prior to the Recapitalization, in North America we participated in IMC Global’s centralized treasury management system whereby all of our cash receipts were remitted to IMC Global and all of our cash disbursements were paid by IMC Global. In the U.K. we obtained a £4.0 million revolving credit facility to manage daily cash receipts and disbursements.

     Effective with the consummation of the Recapitalization, we no longer participate in IMC’s centralized treasury management system. We have established our own centralized treasury management system. Our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

     We have incurred substantial indebtedness in connection with the Recapitalization. As of March 31, 2002, we had $472.8 million of indebtedness. Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under our Notes and Credit Facility.

     Concurrent with the Recapitalization, we issued the Old Notes and entered into the new credit facilities. The new credit facilities provided for a term loan in the principal amount of $225.0 million and a revolving credit facility in an aggregate amount of up to $135.0 million. Upon consummation of the Recapitalization, we borrowed the full amount available under the term loan facility and made borrowings under the revolving credit facility based upon our working capital needs. No borrowings were outstanding under the revolving credit facility as of March 31, 2002. The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of March 31, 2002, approximately $127.8 million was available under the revolving credit agreement.

     On April 10, 2002, the Company completed an offering of an additional $75.0 million aggregate principal amount of its New Notes. The Notes are governed by, and treated as a single class of securities under, an indenture, dated November 28, 2001, between the Company and The Bank of New York, as trustee. The proceeds from the offering of the New Notes in the amount of $78.4 million, including a purchase premium in the amount of $3.4 million, were used to refinance borrowings under the Company’s term loan facility and pay related fees and expenses. The Notes mature in August 2011. As part of the issuance of the New Notes, the Company amended its credit facilities to reduce the Term Loan to $150 million and reduce the related interest rate margin by 0.75%. Borrowings under the amended Term Loan are due and payable in quarterly installments beginning in 2002. The Term Loan amortization payments due before 2009 are nominal. The remaining balance of the Term Loan will amortize in equal quarterly installments in the eighth year of the term loan facility. The revolving credit facility is available until 2008.

     Over the prior three fiscal years, on average, we have spent $17.0 million per year in growth and cost reduction capital expenditures to upgrade our core operating facilities, expand and rationalize production capacities and improve operating efficiencies. The majority of these improvements are completed. Our largest planned capital expenditure necessary over the next two years relates to an investment in our Kansas production facility to establish necessary incremental capacity. We would expect to spend less than our historical average on capital expenditures over the next three years.

     Also, in connection with the Recapitalization, we received approximately $114.0 million of net operating loss carryforwards, and expect to realize significant cash tax savings as these carryforwards are utilized.

     Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our new credit facilities, will be adequate to meet our short-term liquidity needs.

     We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new credit facilities in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness, including the Notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the new credit facilities and the Notes, on commercially reasonable terms or at all.

For the Three Months Ended March 31, 2002 and 2001

     Net cash flows generated by operating activities for the three months ended March 31, 2002 and 2001 were $61.9 million and $100.1 million, respectively. Of these amounts, net $36.5 million and $60.0 million for 2002 and 2001, respectively, were generated by working capital reductions. The primary working capital reductions for 2002 and 2001, were decreases in receivables of $19.6 million and $41.9 million, respectively, and decreases in inventories of $22.4 million and $32.5 million, respectively, both offset in part by decreases in accounts payable and accrued expenses of $5.5 million and $17.8 million, respectively. These reductions are indicative of the seasonality of our business with differences primarily related to more severe winter weather in the 2000-2001 winter than in the 2001-2002 winter.

     Net cash flows used by investing activities for the three months ended March 31, 2002 and 2001, were $3.3 million and $4.4 million, respectively, were primarily related to capital expenditures to maintain our facilities.

     Net cash flow used by financing activities was $40.4 million for the three months ended March 31, 2002, primarily due to the repayment of our revolver borrowings. Net cash flow used by financing activities was $96.5 million for same period in 2001, $69.1 million related to the net repayment of third-party debt, including a £45.0 million facility for the U.K. operations, $21.7 million for the repayment of notes to IMC and $5.7 million as dividends to an IMC affiliate.

Seasonality

     We experience a substantial amount of seasonality in sales. The result of this seasonality is that net sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we and our customers stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season. Much of our SOP sales are made between March and May in order to meet the spring planting season requirements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company operates twelve facilities in North America and the U.K., including the largest rock salt mine in the world in Canada and the largest salt mine in the U.K. As a result, the Company is exposed to certain market risks that include financial instruments such as foreign currency and long-term debt. The Company has not entered into derivative instruments for trading purposes or interest rate swap agreements.

Interest Rate Risk

     As of March 31, 2002, we had $225.0 million of debt outstanding under the term loan facility and zero outstanding under our revolving credit facility. On April 10, 2002, the Company completed an offering of $75 million aggregate principal amount of its New Notes. The net proceeds from the offering of the New Notes were used to refinance borrowings under the term loan facility. Both the term loan facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan facility borrowings, other than the refinancing from the New Notes, and an average pro forma level of borrowings from our revolving credit facility at variable rates and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2002 would have increased by approximately $0.4 million. In the future, management may take hedging actions that would mitigate our exposure to interest rate risk. We will not engage in hedging for speculative purposes. Due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.

Effects of Currency Fluctuations

     Our operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pound sterling, Canadian dollars and other currencies also being significant.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the Recapitalization, IMC Global has agreed to indemnify us against certain legal matters.

     In August 2001, Madison Dearborn Partners, LLC filed a lawsuit against IMC Global in the Cook County Circuit Court in Illinois alleging that IMC Global has breached an alleged obligation pursuant to an exclusive negotiation agreement dated February 13, 2001 between Madison Dearborn and IMC Global to negotiate in good faith to sell its salt operations and related businesses to Madison Dearborn. In September 2001, Madison Dearborn amended its complaint to include us as a party to the litigation. The lawsuit arises out of the exclusive negotiation agreement. Neither we nor any of our subsidiaries were party to that agreement and we have subsequently been dismissed as defendants in the lawsuit. Madison Dearborn is seeking to have IMC Global sell its salt operations and related businesses to it, and in the alternative, damages. IMC Global has informed us that they believe that they have meritorious defenses and intend to vigorously defend the lawsuit. Under the Agreement and Plan of Merger, dated October 13, 2001, IMC Global has agreed to indemnify us against all liabilities arising out of this lawsuit. We do not believe that this action will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 10, 2002, the Company completed the offering of the New Notes. The Notes are governed by, and treated as a single class of securities under, an indenture, dated November 28, 2001, between the Company and The Bank of New York, as trustee. The proceeds from the offering of the New Notes in the amount of $78.4 million, including a purchase premium in the amount of $3.4 million, were used to refinance borrowings under the Company’s term loan facility and pay related fees and expenses.

Item 3. DEFAULTS UPON SENIOR SECURITES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Amended bylaws of Compass Minerals Group, Inc.

     (b) Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	COMPASS MINERALS GROUP, INC. By: /s/ Rodney L. Underdown —————————————— Rodney L. Underdown Chief Financial Officer

      EXHIBIT (a)
Amended and
Restated as of 4/30/96

      Amended by consent of sole
stockholder on 10/4/2001,
effective as of 4/1/1998

     Further amended by Board
of Directors resolution
adopted May 9, 2002

BY-LAWS

-OF –

IMC INORGANIC CHEMICALS INC.

N/K/A Compass Minerals Group, Inc.

(herein called the “Corporation”)

-00000-

ARTICLE I.

Stockholders

     Section 1.01 Annual Meeting. The Board of Directors by resolution shall designate the time, place and date (which shall be, in the case of the first annual meeting, not more than 13 months after the organization of the Corporation and, in the case of all other annual meetings, not more than 13 months after the date of the last annual meeting) of the annual meeting of the stockholders for the election of directors and the transaction of such other business as may come before it.

     Section 1.02 Special Meetings. Special meetings of the stockholders, for any purpose or purposes, may be called at any time by the Chairman, the Vice-Chairman, the President, any Vice-President, the Treasurer or the Secretary or by resolution of the Board of Directors and shall be called by the Secretary upon receipt by the Secretary of a request to the Corporation in writing signed by the holders of at least 35% of the Common Stock of the Corporation then outstanding. Special meetings of stockholders shall be held at such place, within or without the State of Delaware, as shall be fixed by the person or persons calling the meeting and stated in the notice or waiver of notice of the meeting.

     Section 1.03 Notice of Meetings of Stockholders. Whenever stockholders are required or permitted to take any action at a meeting, written notice of the meeting shall be given (unless that notice shall be waived or unless the meeting is to be dispensed with in accordance with the provisions of the General Corporation Law of the State of Delaware and Article SIXTH of the Certificate of Incorporation of the Corporation) which shall state the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called. The written notice of any meeting shall be given, personally or by mail, not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, such notice is given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation.

     When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

     Section 1.04 Quorum. At all meetings of the stockholders, the holders of one-third of the Common Stock entitled to vote thereat, present in person or by proxy, shall constitute a quorum for the transaction of any business.

     When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any stockholders.

     The stockholders present may adjourn the meeting despite the absence of a quorum and at any such adjourned meeting at which the requisite amount of voting stock shall be represented, the Corporation may transact any business which might have been transacted at the original meeting had a quorum been there present.

     Section 1.05 Method of Voting. The vote upon any question before the meeting shall be by ballot. All elections and all other questions shall be decided by a plurality of the votes cast, at a meeting at which a quorum is present, except as expressly provided otherwise by the General Corporation Law of the State of Delaware or the Certificate of Incorporation.

     Section 1.06 Voting Rights of Stockholders and Proxies. Each stockholder of record entitled to vote in accordance with the laws of the State of Delaware, the Certificate of Incorporation or these By-Laws, shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of stock entitled to vote standing in his name on the books of the Corporation, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.

     Section 1.07 Ownership of its Own Stock. Shares of its own capital stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes. Nothing in this section shall be construed as limiting the right of any corporation to vote stock, including but not limited to its own stock, held by it in a fiduciary capacity.

     Section 1.08 Voting by Fiduciaries and P1edgors. Persons holding stock in a fiduciary capacity shall be entitled to vote the shares so held. Persons whose stock is pledged shall be entitled to vote, unless in the transfer by the pledgor on the books of the Corporation he has expressly empowered the pledgee to vote thereon, in which case only the pledgee, or his proxy, may represent such stock and vote thereon.

     If shares or other securities having voting power stand of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety or otherwise, or if two or more persons have the same fiduciary relationship respecting the same shares, unless the Secretary of the Corporation is given written notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect:

(1)	If only one votes, his act binds all;

(2)	If more than one vote, the act of the majority so voting binds all;

(3)	If more than one vote, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionally, or any person voting the shares, or a beneficiary, if any, may apply to the Court of Chancery or such other court as may have jurisdiction to appoint an additional person to act with the persons so voting the shares, which shall then be voted as determined by a majority of such persons and the person appointed by the Court. If the instrument so filed shows that any such tenancy is held in unequal interests, a majority or even-split for the purpose of this subsection shall be a majority or even-split in interest.

     Section 1.09 Fixing Date for Determination of Stockholders of Record. In order to determine the stockholders (i) entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or (ii) entitled to express consent to corporate action in writing without a meeting, or (iii) entitled to receive payment of any dividend or other distribution or allotment of any rights, or (iv) entitled to exercise any rights in respect of any change, conversion or exchange of stock, or (v) for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. If no record date is fixed by the Board of Directors, the record date shall be determined in accordance with the provisions of the General Corporation Law of the State of Delaware.

     Section 1.10 List of Stockholders. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of the stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held (which place shall be specified in the notice of the meeting or, if not so specified, at the place where said meeting is to be held), and the list shall be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who may be present. Upon the willful neglect or refusal of the directors to produce such a list at any meeting for the election of directors, they shall be ineligible for election to any office at such meeting.

     Section 1.11 Stockholder’s Right of Inspection. Stockholders of record, in person or by attorney or other agent, shall have the right, upon written demand under oath stating the purpose thereof, during the usual hours for business to inspect for any proper purpose the Corporation’s stock ledger, a list of its stockholders, and its other books and records, and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably related to such person’s interest as a stockholder. In every instance where an attorney or other agent shall be the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing which authorizes the attorney or other agent to so act on behalf of the stockholder. The demand under oath shall be directed to the Corporation at its registered office in this State or at its principal place of business.

     The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 1.10 or the books of the Corporation, or to vote in person or by proxy at any meeting of the stockholders.

ARTICLE II.

Directors

     Section 2.01 Management of Business.The business of the Corporation shall be managed by its Board of Directors. The Board of Directors, in addition to the powers and authority expressly conferred upon it herein, by statute, by the Certificate of Incorporation of the Corporation or otherwise, is hereby empowered to exercise all such powers as may be exercised by the Corporation, except as expressly provided otherwise by the statutes of the State of Delaware, by the Certificate of Incorporation of the Corporation or by these By-Laws.

     Without prejudice to the generality of the foregoing, the Board of Directors, by resolution or resolutions, may create and issue, whether or not in connection with the issue and sale of any shares of stock or other securities of the Corporation, rights or options entitling the holders thereof to purchase from the Corporation any shares of its capital stock of any class or classes or any other securities of the Corporation, such rights or options to be evidenced by or in such instrument or instruments as shall be approved by the Board of Directors. The terms upon which, including the time or times, which may be limited or unlimited in duration, at or within which, and the price or prices at which, any such rights or options may be issued and any such shares or other securities may be purchased from the Corporation upon the exercise of any such right or option shall be such as shall be fixed and stated in the resolution or resolutions adopted by the Board of Directors providing for the creation and issue of such rights or options, and, in every case, set forth or incorporated by reference in the instrument or instruments evidencing such rights or options. In the absence of actual fraud in the transaction, the judgment of the directors as to the consideration for the issuance of such rights or options and the sufficiency thereof shall be conclusive. In case the shares of stock of the Corporation to be issued upon the exercise of such rights or options shall be shares having a par value, the price or prices so to be received therefor shall not be less than the par value thereof. In case the shares of stock so to be issued shall be shares of stock without par value, the consideration therefor shall be determined in the manner provided in Section 153 of the General Corporation Law of the State of Delaware.

     Section 2.02 Qualifications and Number of Directors. Directors need not be stockholders.

     Section 2.03 Election and Term. The directors shall be elected at the annual meeting of the stockholders, and each director shall be elected to hold office until his successor shall be elected and qualified, or until his earlier resignation or removal.

     Section 2.04 Resignations. Any director of the Corporation may resign at any time by giving written notice to the Corporation. Such resignation shall take effect at the time specified therein, if any, or if no time is specified therein, then upon receipt of such notice by the Corporation; and, unless otherwise provided therein, the acceptance of such resignation shall not be necessary to make it effective.

** Amended by consent of sole stockholder (see insert attached)

Amendment to By-laws by consent of sole stockholder on October 4, 2001, effective as of April 1,1998:

NOW, THEREFORE, BE IT RESOLVED, that effective as of April 1, 1998, the second sentence of Section 2.02 of the Company By-laws is hereby amended to read as follows:

“The number of directors for the Corporation shall be not less than one nor more than eleven, the precise number to be fixed by resolution of the Board of Directors from time to time.”

     Section 2.05 Vacancies and Newly Created Directorships. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, in each case as such director or directors may be directed by the stockholders of the Corporation, and the directors so chosen shall hold office until their successors shall be elected and qualified, or until their earlier resignation or removal, provided, however, that the stockholders removing any director may at the same meeting fill the vacancy caused by such removal, and provided further that if the directors fail to fill any such vacancy, the stockholders may at any special meeting called for such purpose, by written consent or otherwise, fill such vacancy. When one or more directors shall resign from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, in each case as such directors may be directed by the stockholders of the Corporation, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as herein provided in the filling of other vacancies.

     Section 2.06 Quorum of Directors. At all meetings of the Board of Directors, at least five directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as provided in Section 2.05 hereof.

     A majority of the directors present, whether or not a quorum is present, may adjourn any meeting of the directors to another time and place. Notice of any adjournment need not be given if such time and place are announced at the meeting.

     Section 2.07 Annual Meeting. The newly elected Board of Directors shall meet immediately following the adjournment of the annual meeting of stockholders in each year at the same place, within or without the State of Delaware, and no notice of such meeting shall be necessary.

     Section 2.08 Regular Meetings. Regular meetings of the Board of Directors may be held at such time and place, within or without the State of Delaware, as shall from time to time be fixed by the Board and no notice thereof shall be necessary.

     Section 2.09 Special Meetings. Special meetings may be called at any time by the Chairman, or by any two members of the Board of Directors. Special meetings shall be held at such place, within or without the State of Delaware, as shall be fixed by the person or persons calling the meeting and stated in the notice or waiver of notice of the meeting.

     Special meetings of the Board of Directors shall be held upon notice to the directors or waiver thereof.

     Unless waived, notice of each special meeting of the directors, stating the time and place of the meeting, shall be given to each director by delivered letter, by telegram or by personal communication either over the telephone or otherwise, in each such case not later than the second day prior to the meeting, or by mailed letter deposited in the United States mail with postage thereon prepaid not later than the seventh day prior to the meeting. Notices of special meetings of the Board of Directors and waivers thereof need not state the purpose or purposes of the meeting.

     Section 2.10 Action Without a Meeting. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in a writing or writings and the writing or writings are filed with the minutes of proceedings of the Board or committee.

     Section 2.11 Compensation. Directors shall receive such fixed sums and expenses of attendance for attendance at each meeting of the Board or of any committee and/or such salary as may be determined from time to time by the Board of Directors; provided that nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

     Section 2.12 Executive Committee. The Board of Directors may not, by resolution or otherwise, permit the formation of an Executive Committee. THIS SECTION DELETED IN ITS ENTIRETY BY BOARD MEETING DATED May 9, 2002 as follows:

     RESOLVED, that Section 2.12 of the Company’s Bylaws relating to the prohibition of the formation of an Executive Committee is hereby repealed and deleted in its entirety.

ARTICLE III.

Officers

     Section 3.01 Number. The officers of the Corporation shall be chosen by the Board of Directors. The officers shall be a Chairman, a Vice-Chairman, a President, a Secretary and a Treasurer, and such number of Vice-Presidents, Assistant Secretaries and Assistant Treasurers, and such other officers, if any, as the Board may from time to time determine. The Board may choose such other agents as it shall deem necessary. Any number of offices may be held by the same person.

     Section 3.02 Terms of Office. Each officer shall hold his office until his successor is chosen and qualified or until his earlier resignation or removal. Any officer may resign at any time upon written notice to the Corporation.

     Section 3.03 Removal. Any officer may be removed from office at any time by the Board of Directors with or without cause.

     Section 3.04 Authority. The Secretary shall record all of the proceedings of the meetings of the stockholders and directors in a book to be kept for that purpose, and shall have the authority, perform the duties and exercise the powers in the management of the Corporation usually incident to the office held by him, and/or such other authority, duties and powers as may be assigned to him from time to time by the Board of Directors, the Chairman, the Vice-Chairman or the President. The other officers, and agents, if any, shall have the authority, perform the duties and exercise the powers in the management of the Corporation usually incident to the offices held by them, respectively, and/or such other authority, duties and powers as may be assigned to them from time to time by the Board of Directors or (except in the case of the Chairman, the Vice-Chairman or the President, as appropriate) by the Chairman, the Vice-Chairman or the President.

     Section 3.05 Voting Securities Owned by the Corporation. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the Chairman, the Vice-Chairman, the President or any Vice-President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

ARTICLE IV.

Capital Stock

     Section 4.01 Stock Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed by, or in the name of the Corporation by, the Chairman or Vice-Chairman of the Board of Directors, or the President or a Vice-President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary, of the Corporation, certifying the number of shares owned by him in the Corporation. Where such certificate is signed (1) by a transfer agent other than the Corporation or its employee, or (2) by a registrar other than the Corporation or its employee, the signatures of the officers of the Corporation may be facsimiles. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of issue.

     Section 4.02 Transfers. Stock of the Corporation shall be transferable in the manner prescribed by the laws of the State of Delaware.

     Section 4.03 Registered Holders. Prior to due presentment for registration of transfer of any security of the Corporation in registered form, the Corporation shall treat the registered owner as the person exclusively entitled to vote, to receive notifications and to otherwise exercise all the rights and powers of an owner, and shall not be bound to recognize any equitable or other claim to, or interest in, any security, whether or not the Corporation shall have notice thereof, except as otherwise provided by the laws of the State of Delaware.

     Section 4.04 New Certificates. The Corporation shall issue a new certificate of stock in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, if the owner: (1) so requests before the Corporation has notice that the shares of stock represented by that certificate have been acquired by a bona fide purchaser; (2) files with the Corporation a bond sufficient (in the judgment of the directors) or with respect to institutional investors an agreement, to indemnify the Corporation against any claim that may be made against it on account of the alleged loss or theft of that certificate or the issuance of a new certificate; and (3) Êsatisfies any other requirements imposed by the directors that are reasonable under the circumstances. A new certificate may be issued without requiring any bond when, in the judgment of the directors, it is proper so to do.

ARTICLE V.

INDEMNIFICATION

     The Corporation shall indemnify its officers, directors, employees and agents to the fullest extent permitted by the General Corporation Law of Delaware and Article SIXTH of the Certificate of Incorporation of the Corporation.

ARTICLE VI.

Miscellaneous

     Section 6.01 Offices. The registered office of the Corporation in the State of Delaware shall be at Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware 19801. The Corporation may also have offices at other places within and/or without the State of Delaware.

     Section 6.02 Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its incorporation and the words “Corporate Seal Delaware.”

     Section 6.03 Checks. All checks or demands for money shall be signed by such person or persons as the Board of Directors may from time to time determine.

     Section 6.04 Fiscal Year. The fiscal year shall begin the first day after the last Saturday in March and shall end on the last Saturday in March.

     Section 6.05 Waivers of Notice; Dispensing with Notice. Whenever any notice whatever is required to be given under the provisions of the General Corporation Law of the State of Delaware, of the Certificate of Incorporation of the Corporation, or of these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

     Attendance of a person at a meeting of stockholders shall constitute a waiver of notice of such meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

     Whenever any notice whatever is required to be given under the provisions of the General Corporation Law of the State of Delaware, of the Certificate of Incorporation of the Corporation, or of these By-Laws, to any person with whom communication is made unlawful by any law of the United States of America, or by any rule, regulation, proclamation or executive order issued under any such law, then the giving of such notice to such person shall not be required and there shall be no duty to apply to any governmental authority or agency for a license or permit to give such notice to such person; and any action or meeting which shall be taken or held without notice to any such person or without giving or without applying for a license or permit to give any such notice to any such person with whom communication is made unlawful as aforesaid, shall have the same force and effect as if such notice had been given as provided under the provisions of the General Corporation Law of the State of Delaware, or under the provisions of the Certificate of Incorporation of the Corporation or of these By-Laws. In the event that the action taken by the Corporation is such as to require the filing of a certificate under any of the other sections of this title, the certificate shall state, if such is the fact and if notice is required, that notice was given to all persons entitled to receive notice except such persons with whom communication is unlawful.

     Section 6.06 Loans to and Guarantees of Obligations of Employees and Officers. The Corporation may lend money to or guaranty any obligation of, or otherwise assist any officer or other employee of the Corporation or of a subsidiary, including any officer or employee who is a director of the Corporation or a subsidiary, whenever, in the judgment of the Board of Directors, such loan, guaranty or assistance may reasonably be expected to benefit the Corporation. The loan, guaranty or other assistance may be with or without interest, and may be unsecured, or secured in such manner as the Board of Directors shall approve, including, without limitation, a pledge of shares of stock of the Corporation. Nothing in this Section contained shall be deemed to deny, limit or restrict the powers of guaranty or warranty of the Corporation at common law or under any other statute.

     Section 6.07 Amendment of By-Laws. These By-Laws may be altered, amended or repealed at any meeting of the Board of Directors.

     Section 6.08 Section Headings. The headings of the Articles and Sections of these By-Laws have been inserted for convenience of reference only and shall not be deemed to be a part of these By-Laws.

