Form 10-Q
period 2002-06-30
COMPASS MINERALS GROUP INC
filed 2002-08-12
CIK 1160726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR
|   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______to______

Commission File Number 333-82700

Compass Minerals Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	48-1135403
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Common Stock, $0.01 Par Value – 1,000 shares outstanding as of August 1, 2002

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

1

COMPASS MINERALS GROUP, INC.

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COMPASS MINERALS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$ 21.4	$ 15.9
Receivables, less allowance for doubtful accounts of
$2.1 million in 2002 and $2.0 million in 2001	40.2	87.9
Inventories	92.6	99.4
Other	2.1	2.0

Total current assets	156.3	205.2

Property, plant and equipment, net	415.5	422.1
Other	26.8	28.3

Total assets	$ 598.6	$ 655.6

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$ 1.6	$ 2.5
Accounts payable	39.9	52.8
Accrued expenses	25.6	20.7
Accrued salaries and wages	9.5	10.5
Income taxes payable	0.5	2.9

Total current liabilities	77.1	89.4

Long-term debt, net of current portion	456.8	512.6
Deferred income taxes	99.7	101.1
Other noncurrent liabilities	10.2	10.3

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued and
outstanding	—	—
Additional paid in capital	335.7	333.6
Accumulated deficit	(384.6)	(389.0)
Accumulated other comprehensive income (loss)	3.7	(2.4)

Total stockholder’s equity (deficit)	(45.2)	(57.8)

Total liabilities and stockholder’s equity (deficit)	$ 598.6	$ 655.6

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC. COMBINED AND CONSOLIDATED STATEMENTS OF INCOME (unaudited) (in millions)

	Three Months ended June 30		Six Months ended June 30
	2002	2001	2002	2001
Gross sales	$ 82.3	$ 77.7	$ 244.7	$ 274.7
Shipping and handling costs	20.2	17.6	68.7	76.7

Net sales	62.1	60.1	176.0	198.0

Cost of sales	45.7	45.3	120.0	133.4

Gross profit	16.4	14.8	56.0	64.6

Selling, general and administrative expenses	9.7	9.5	19.3	19.1
Transition and other charges	2.2	—	4.7	—

Operating earnings	4.5	5.3	32.0	45.5

Other (income) expense:
Interest expense	10.3	3.2	20.5	7.0
Other, net	4.4	(1.9)	4.4	(3.3)

Income / (Loss) before income taxes	(10.2)	4.0	7.1	41.8

Income tax expense (benefit)	(2.9)	4.0	2.7	18.8

Net income / (loss)	$ (7.3)	$ —	$ 4.4	$ 23.0

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited) For the six months ended June 30, 2002 (in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2001	$ —	$ 333.6	$ (389.0)	$ (2.4)	$ (57.8)

Comprehensive income:
Net income			4.4		4.4
Cumulative translation adjustments				6.1	6.1

Comprehensive income					10.5

Capital contribution		2.1			2.1

Balance, June 30, 2002	$ —	$ 335.7	$ (384.6)	$ 3.7	$ (45.2)

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC. COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)

	Six months ended June 30
	2002	2001
Cash flows from operating activities:
Net income	$ 4.4	$ 23.0
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and depletion	18.3	15.6
Amortization	1.0	—
Early extinguishment of long-term debt	5.3	—
Transition and other charges, net of cash	1.1	—
Deferred income taxes	(1.1)	10.3
Other	0.1	0.3
Changes in operating assets and liabilities:
Receivables	48.2	79.7
Due to IMC and affiliates	—	4.4
Inventories	8.0	4.7
Other assets	(1.2)	1.4
Accounts payable and accrued expenses	(13.1)	(22.0)
Other noncurrent liabilities	(0.9)	(3.0)

Net cash provided by operating activities	70.1	114.4

Cash flows from investing activities:
Capital expenditures	(6.5)	(21.7)
Other	0.1	(0.7)

Net cash used in investing activities	(6.4)	(22.4)

Cash flows from financing activities:
Revolver activity	(39.8)	(4.3)
Issuance of long-term debt	78.4	—
Principal payments on other long-term debt, including capital leases	(95.1)	(66.2)
Payments to IMC and affiliates, net	—	2.9
Dividend to IMC and affiliates	—	(25.7)
Deferred financing costs	(3.4)	—
Other	1.0	—

Net cash used in financing activities	(58.9)	(93.3)

Effect of exchange rate changes on cash and cash equivalents	0.7	0.9

Net increase (decrease) in cash and cash equivalents	5.5	(0.4)

Cash and cash equivalents, beginning of the period	15.9	0.4

Cash and cash equivalents, end of the period	$ 21.4	$ —

Supplemental cash flow information:
Interest paid excluding capitalized interest	$ 10.0	$ 10.5
Income taxes paid	5.3	4.1

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation:

     The accompanying unaudited combined and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     The Company’s financial statements have been combined through November 27, 2001, the Recapitalization date, and consolidated thereafter.

2.  Summary of Significant Accounting Policies:

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an obligation related to the retirement of certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for the Company beginning January 1, 2003. The Company is currently evaluating the effect of implementing SFAS 143.

     In January of 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement establishes an accounting model based on FAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB No. 30. The Company adopted SFAS No. 144 as of January 1, 2002 without significant effect on its consolidated financial statements.

     During the second quarter, the Company early adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. The early adoption of SFAS No. 145 resulted in a $5.3 million charge to other (income) expense related to the debt refinancing that occurred in the quarter ended June 30, 2002 (See Note 4). Under previous guidance this charge would have been recorded as extraordinary loss, net of tax, on the consolidated statement of income.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS 146 will not have a material impact on its financial position, results of operations or cash flows.

3.  Inventories:

     Inventories consist of the following (in millions):

	June 30, 2002	December 31, 2001
Finished goods	$ 78.0	$ 83.0
Raw materials and supplies	14.6	16.4

	$ 92.6	$ 99.4

4.  Long-term Debt:

     On April 10, 2002, the Company completed an offering of $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2011 (the “New Notes”). The New Notes were issued to the bondholders at a premium of $3.4 million, plus accrued interest from February 15, 2002 and accordingly, the Company received gross proceeds of $79.5 million from the offering of the notes. The New Notes, together with the $250.0 million aggregate principal amount of notes which were originally issued on November 28, 2001 (the “Old Notes” and, together with the New Notes, (the “Notes”)), are treated as a single class of securities under the Company’s existing indenture. The proceeds from the offering of the New Notes, net of transaction costs, were used to repay borrowings under the Company’s $360.0 million credit facility (the “Credit Facility”). In connection with the offering, the Company amended and restated the Credit Facility with respect to a reduction in the Term Loan to $150.0 million and a 0.75% reduction in the interest rate margin charged to the Company on the Term Loan. The Company also recorded a charge to Other (income) expense in the accompanying Combined and Consolidated Statements of Income of approximately $5.3 million, related to the write-off of the deferred financing costs associated with the refinancing of the original Term Loan.

     During the six months ended June 30, 2002, cash flow from operations exceeded working capital and investment needs, and the Company used a portion of those cash flows to make a $20.0 million voluntary principal payment on its Term Loan, as permitted by the Credit Facility.

Third-party long-term debt consists of the following (in millions):

	June 30, 2002	December 31, 2001
Senior Subordinated Notes	$ 325.0	$ 250.0
Term Loan	130.0	225.0
Revolving Credit Facility	—	39.8
Other, including capital lease obligations	0.1	0.3

	455.1	515.1
Premium on senior subordinated notes, net	3.3	—
Current portion of long-term debt	(1.6)	(2.5)

	$ 456.8	$ 512.6

5.  Operating Segments:

Segment information for the three month and six month periods ended June 30, 2002 and 2001 is as follows (in millions):

Three months ended June 30, 2002	Salt	Potash	Other (b)	Total
Net sales from external customers	$ 51.7	$ 10.4	$ —	$ 62.1
Intersegment net sales	—	2.6	(2.6)	—
Operating earnings (loss) (a)	5.1	2.1	(2.7)	4.5

Three months ended June 30, 2001	Salt	Potash	Other (b)	Total
Net sales from external customers	$47.1	$13.0	$ —	$60.1
Intersegment net sales	—	2.3	(2.3)	—
Operating earnings (loss)	3.1	2.3	(0.1)	5.3

(a)	Includes $2.2 million related to transition and other costs.
(b)	Other includes corporate entities and eliminations.

Six months ended June 30, 2002	Salt	Potash	Other (b)	Total
Net sales from external customers	$ 154.3	$ 21.7	$ —	$ 176.0
Intersegment net sales	—	4.6	(4.6)	—
Operating earnings (loss) (a)	34.4	2.2	(4.6)	32.0

Six months ended June 30, 2001	Salt	Potash	Other (b)	Total
Net sales from external customers	$174.4	$23.6	$ —	$198.0
Intersegment net sales	—	4.9	(4.9)	—
Operating earnings (loss)	41.7	4.1	(0.3)	45.5

(a)	Includes $4.7 million related to transition and other costs.
(b)	Other includes corporate entities and eliminations.

Segment information as of June 30, 2002 and December 31, 2001 is as follows (in millions):

2002	Salt	Potash	Other (a)	Total
Total assets	$ 462.4	$ 118.1	$ 18.1	$ 598.6

2001	Salt	Potash	Other (a)	Total
Total assets	$ 514.2	$ 120.9	$ 20.5	$ 655.6

(a)	Other includes corporate entities and eliminations.

6.  Guarantor/Non-guarantor Condensed Combining and Consolidating Statements

     The following condensed combined and consolidated financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
June 30, 2002
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Cash and cash equivalents	$ 12.9	$ 8.5	$ —	$ —	$ 21.4
Receivables, net	22.6	16.3	1.3	—	40.2
Inventories	67.0	25.6	—	—	92.6
Other current assets	1.5	0.6	—	—	2.1
Property, plant and equipment, net	218.8	196.7	—	—	415.5
Other	7.7	2.8	375.7	(359.4)	26.8

Total assets	$ 330.5	$ 250.5	$ 377.0	$ (359.4)	$ 598.6

Current portion of long-term debt	$ —	$ 0.1	$ 1.5	$ —	$ 1.6
Due to (from) affiliates, net	(48.8)	(6.3)	55.1	—	—
Other current liabilities	33.9	19.3	22.3	—	75.5

Total current liabilities	(14.9)	13.1	78.9	—	77.1

Notes due to (from) affiliates	—	100.6	(100.6)	—	—
Long-term debt, net of current portion	—	—	456.8	—	456.8
Other noncurrent liabilities	132.2	(9.4)	(12.9)	—	109.9

Total stockholder’s equity (deficit)	213.2	146.2	(45.2)	(359.4)	(45.2)

Total liabilities and stockholder’s equity (deficit)	$ 330.5	$ 250.5	$ 377.0	$ (359.4)	$ 598.6

CONDENSED CONSOLIDATING BALANCE SHEETS December 31, 2001 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations		Consolidated
Cash and cash equivalents	$ 8.2	$ 7.7	$ —	$ —		$ 15.9
Receivables, net	50.5	36.0	1.4	—		87.9
Inventories	71.1	28.3	—	—		99.4
Other current assets	1.9	0.1	—	—		2.0
Property, plant and equipment, net	225.2	196.9	—	—		422.1
Other	7.9	2.0	370.7	(352.3)		28.3

Total assets	$ 364.8	$ 271.0	$ 372.1	$ (352.3)		$ 655.6

Current portion of long-term debt	$ 0.1	$ 0.1	$ 2.3	$ —		$ 2.5
Due to (from) affiliates, net	(0.2)	(1.3)	1.5	—		—
Other current liabilities	30.3	37.1	19.5	—		86.9

Total current liabilities	30.2	35.9	23.3	—		89.4

Notes due to (from) affiliates	—	97.2	(97.2)	—		—
Long-term debt, net of current portion	—	10.8	501.8	—		512.6
Other noncurrent liabilities	123.2	(13.8)	2.0	—		111.4

Total stockholder’s equity (deficit)	211.4	140.9	(57.8)	(352.3)		(57.8)

Total liabilities and stockholder’s equity (deficit)	$ 364.8	$ 271.0	$ 372.1	$ (352.	3)	$ 655.6

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (unaudited) For the Three Months Ended June 30, 2002 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Net sales	$ 39.7	$ 22.4	$ —	$ —	$ 62.1
Cost of sales	29.8	15.9	—	—	45.7

Gross profit	9.9	6.5	—	—	16.4
Selling, general and administrative expenses	6.1	3.6	—	—	9.7
Transition and other charges	0.7	0.1	1.4	—	2.2

Operating income (loss)	3.1	2.8	(1.4)	—	4.5
Interest expense	0.1	2.7	7.5	—	10.3
Other (income) expense	(0.4)	(0.5)	4.8	0.5	4.4

Income (loss) before income taxes	3.4	0.6	(13.7)	(0.5)	(10.2)
Income tax expense (benefit)	2.8	0.7	(6.4)	—	(2.9)

Net income (loss)	$ 0.6	$ (0.1)	$ (7.3)	$ (0.5)	$ (7.3)

CONDENSED COMBINING STATEMENTS OF INCOME (unaudited) For the Three Months Ended June 30, 2001 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Net sales	$ 37.0	$ 23.1	$ —	$ —	$ 60.1
Cost of sales	27.6	17.7	—	—	45.3

Gross profit	9.4	5.4	—	—	14.8
Selling, general and administrative expenses	5.6	3.9	—	—	9.5

Operating income (loss)	3.8	1.5	—	—	5.3
Interest expense	—	3.2	—	—	3.2
Other (income) expense	(1.0)	(1.2)	—	0.3	(1.9)

Income (loss) before income taxes	4.8	(0.5)	—	(0.3)	4.0
Income tax expense (benefit)	2.7	1.3	—	—	4.0

Net income (loss)	$ 2.1	$ (1.8)	$ —	$ (0.3)	$ —

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (unaudited) For the Six Months Ended June 30, 2002 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Net sales	$ 112.9	$ 63.1	$ —	$ —	$ 176.0
Cost of sales	76.3	43.7	—	—	120.0

Gross profit	36.6	19.4	—	—	56.0
Selling, general and administrative expenses	11.2	8.1	—	—	19.3
Transition and other charges	2.4	0.5	1.8	—	4.7

Operating income (loss)	23.0	10.8	(1.8)	—	32.0
Interest expense	0.1	5.3	15.1	—	20.5
Other (income) expense	(0.4)	(0.5)	(12.3)	17.6	4.4

Income (loss) before income taxes	23.3	6.0	(4.6)	(17.6)	7.1
Income tax expense (benefit)	8.8	2.9	(9.0)	—	2.7

Net income (loss)	$ 14.5	$ 3.1	$ 4.4	$ (17.6)	$ 4.4

CONDENSED COMBINING STATEMENTS OF INCOME (unaudited) For the Six Months Ended June 30, 2001 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Net sales	$ 122.9	$ 75.1	$ —	$ —	$ 198.0
Cost of sales	84.5	48.9	—	—	133.4

Gross profit	38.4	26.2	—	—	64.6
Selling, general and administrative expenses	11.1	8.0	—	—	19.1

Operating income (loss)	27.3	18.2	—	—	45.5
Interest expense	0.2	6.8	—	—	7.0
Other (income) expense	(2.7)	(0.9)	(23.0)	23.3	(3.3)

Income (loss) before income taxes	29.8	12.3	23.0	(23.3)	41.8
Income tax expense (benefit)	11.7	7.1	—	—	18.8

Net income (loss)	$ 18.1	$ 5.2	$ 23.0	$ (23.3)	$ 23.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited) For the Six Months Ended June 30, 2002 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Net cash provided by operating activities	$ 56.7	$ 18.4	$ (5.0)	$ —	$ 70.1
Cash flows from investing activities:
Capital expenditures	(3.5)	(3.0)	—	—	(6.5)
Other	0.1	—	—	—	0.1

Net cash used in investing activities	(3.4)	(3.0)	—	—	(6.4)
Cash flows from financing activities:
Revolver activity	—	(10.8)	(29.0)	—	(39.8)
Issuance of long-term debt	—	—	78.4	—	78.4
Principal payments on other long-term
debt, including capital leases	—	(0.1)	(95.0)	—	(95.1)
Payments (to) from Affiliates, net	(48.6)	(1.6)	50.2	—	—
Deferred financing costs	—	—	(3.4)	—	(3.4)
Other	—	—	1.0	—	1.0

Net cash provided by (used in)
financing activities	(48.6)	(12.5)	2.2	—	(58.9)

Effect of exchange rate changes on cash and cash
equivalents	—	(2.1)	2.8	—	0.7

Net increase (decrease) in cash and cash
equivalents	4.7	0.8	—	—	5.5
Cash and cash equivalents, beginning of period	8.2	7.7	—	—	15.9

Cash and cash equivalents, end of period	$ 12.9	$ 8.5	$ —	$ —	$ 21.4

CONDENSED COMBINING STATEMENTS OF CASH FLOWS (unaudited) For the Six Months Ended June 30, 2001 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Net cash provided by operating activities	$ 103.5	$ 10.9	$ —	$ —	$ 114.4
Cash flows from investing activities:
Capital expenditures	(13.4)	(8.3)	—	—	(21.7)
Other	(0.7)	—	—	—	(0.7)

Net cash used in investing activities	(14.1)	(8.3)	—	—	(22.4)

Cash flows from financing activities:
Revolver activity	—	(4.3)	—	—	(4.3)
Principal payments on other long-term
debt, including capital leases	(0.5)	(65.7)	—	—	(66.2)
Payments to IMC Global and
Affiliates, net	(63.4)	66.3	—	—	2.9
Dividends to IMC and affiliates	(25.7)	—	—	—	(25.7)

Net cash used in financing activities	(89.6)	(3.7)	—	—	(93.3)

Effect of exchange rate changes on cash and cash
equivalents	(0.2)	1.1	—	—	0.9

Net increase (decrease) in cash and cash
equivalents	(0.4)	—	—	—	(0.4)
Cash and cash equivalents, beginning of period	2.4	(2.0)	—	—	0.4

Cash and cash equivalents, end of period	$ 2.0	$ (2.0)	$ —	$ —	$ —

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, other than statements of historical fact contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission reports.

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

     You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections included in the Company’s Registration Statement on Form S-4 (File No. 333-82700), as amended, which was declared effective by the Securities Exchange Commission on April 23, 2002. The Form S-4, as amended, also includes the Company’s audited combined and consolidated financial statements and the notes thereto as of December 31, 2001 and for each of the three years ended December 31, 2001, 2000 and 1999, as well as other financial and operating information about our business.

Results of Operations

     The combined and consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our combined and consolidated financial statements and the notes thereto included elsewhere in this quarterly report. However, our historical combined and consolidated results of operations set forth below and elsewhere in this quarterly report may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

     The following table sets forth certain unaudited combined and consolidated historical financial information, in both dollars and percentages of net sales, for the three and six months ended June 30, 2002 and 2001.

	For the three months ended June 30				For the six months ended June 30
	2002		2001		2002		2001
Net sales	$ 62.1	100.0%	$ 60.1	100.0%	$ 176.0	100.0%	$ 198.0	100.0%
Cost of sales	45.7	73.6%	45.3	75.4%	120.0	68.2%	133.4	67.4%

Gross margin	16.4	26.4%	14.8	24.6%	56.0	31.8%	64.6	32.6%
Selling, general and
administrative expenses	9.7	15.6%	9.5	15.8%	19.3	11.0%	19.1	9.6%
Transition and other charges	2.2	3.5%	—	—%	4.7	2.7%	—	—%

Operating income	4.5	7.2%	5.3	8.8%	32.0	18.2%	45.5	23.0%
Interest expense	10.3	16.6%	3.2	5.3%	20.5	11.6%	7.0	3.5%
Other (income) expense	4.4	7.1%	(1.9)	(3.2)%	4.4	2.5%	(3.3)	(1.7)%

Income before income
taxes	(10.2)	(16.4)%	4.0	6.7%	7.1	4.0%	41.8	21.1%
Provision (benefit) for
income taxes	(2.9)	(4.7)%	4.0	6.7%	2.7	1.5%	18.8	9.5%

Net income (loss)	$ (7.3)	(11.8)%	$ —	—%	$ 4.4	2.5%	$ 23.0	11.6%

Net Sales by Segment:
Salt	$ 51.7	83.3%	$ 47.1	78.4%	$ 154.3	87.7%	$ 174.4	88.1%
Specialty potash fertilizers	10.4	16.7%	13.0	21.6%	21.7	12.3	23.6	11.9

Total	$ 62.1	100%	$ 60.1	100%	$ 176.0	100%	$ 198.0	100%

The table below shows shipments of products (thousands of tons):

	For the three months ended June 30		For the six months ended June 30
	2002	2001	2002	2001
Highway deicing salt	849.4	802.2	4,146.7	5,147.0
General trade salt	620.9	617.9	1,254.7	1,368.8
Specialty potash	53.0	66.9	113.8	117.8

Management’s Discussion on Critical Accounting Policies

     In response to the Securities and Exchange Commission’s (SEC) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the critical accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations. The policies set forth below require management’s most subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventory Reserves

     The Company records reserves for unusable or slow moving finished goods and maintenance supplies inventory. The Company adjusts the value of certain inventory to the estimated market value to the extent that management’s assumptions of future demand, market or functional conditions indicate the cost basis is either in excess of market or the inventory will not be utilized or sold in future operations. If actual demand or conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Mineral Rights

     The Company maintains $157.5 million of net mineral rights as part of fixed assets. Mineral rights are stated at cost with amortization being provided on the units of production method based on estimates of recoverable reserves and, in certain instances, the length of the mining rights. If the actual size, quality or recoverability of the minerals is less than that projected by management or if the length of time of the right to mine the minerals is less than that projected by management then the rate of amortization could be increased or the value of the rights could be reduced by a material amount.

Deferred Tax Asset Reserve

     The Company has approximately $114.0 million of net operating loss carryforwards (NOLs) that expire between 2009 and 2020. The Company has previously experienced two ownership changes that have placed significant annual limitations on the amount of NOL utilization. Additionally, the realization of these assets is based upon estimates of future taxable income which has resulted in the Company recording a valuation allowance (“reserve”) for the entire amount of the NOLs. The reserve is periodically adjusted to the degree that it is determined that a portion of the NOLs can be utilized. In preparing estimates of future taxable income, the Company has used the same assumptions and projections utilized on its internal forecasts. However, should these assumptions prove significantly different, the amount of reserve required could be materially different than that which is recorded.

Other Significant Accounting Policies

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and consolidation policy require difficult judgements on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Company’s accounting policies, outcomes cannot be predicted with confidence.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales

     Net sales for the second quarter of 2002 of $62.1 million increased $2.0 million, or 3.3% compared to $60.1 million for the second quarter of 2001. Net sales of salt for the second quarter of 2002 of $51.7 million increased $4.6 million, or 9.8% compared to $47.1 million for the second quarter of 2001. This increase was primarily the result of improved pricing in the North American highway deicing and general trade business lines combined with improved volumes of highway deicing products as late winter conditions developed in April. Sulfate of potash (“SOP”) net sales for 2002 of $10.4 million decreased $2.6 million compared to $13.0 million for 2001. The decrease is primarily due to a shorter domestic planting season in 2002 resulting from wetter spring months.

Gross Margins

     Gross margins for 2002 of $16.4 million increased $1.6 million, or 10.8% compared to $14.8 million for 2001. The increase in gross margin primarily reflects the impact of improved pricing of our winter salt products partially offset by lower SOP sales volumes.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $9.7 million for 2002 remained relatively constant with the $9.5 million for the 2001 period.

Transition and Other Charges

     During the second quarter of 2002, the Company incurred $2.2 million of transition costs related to the transition from an entity controlled by IMC Global and consisted primarily of costs to develop stand alone tax and inventory management strategies. Transition costs are non-recurring in nature and related to charges required to establish the Company as an independent entity.

Interest Expense

     Interest expense for 2002 of $10.3 million increased $7.1 million, or 221.9% compared to $3.2 million for 2001. This increase was the result of the Company’s new capitalization structure following the Recapitalization.

Other (Income) Expense

     Other expense for 2002 of $4.4 million increased $6.3 million compared to other income of $(1.9) million for 2001. Other income in 2001 was primarily interest income earned from IMC. The increase in other expense is primarily due to the $5.3 million loss related to refinancing of the Term Loan resulting from the issuance of $75 million in Senior Notes in April (See Note 4.).

Income Tax Expense

     Income tax benefit for 2002 of $2.9 million increased $6.9 million, or 172.5% compared to income tax expense of $4.0 million for 2001. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials and foreign mining taxes.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales

     Net sales for 2002 of $176.0 million decreased $22.0 million, or 11.1% compared to $198.0 million for 2001. Net sales of salt for 2002 of $154.3 million decreased $20.1 million, or 11.5% compared to $174.4 million for 2001. This decrease was primarily the result of lower volumes of both the North American and the U.K. highway deicing product lines as well as consumer deicing volumes in the general trade business line, all due to the mild winter experienced in the March 2002 quarter. These reductions were offset in part by improved pricing in the North American highway and consumer deicing products. In particular, highway deicing and consumer deicing net sales for the March 2002 quarter decreased $14.1 million and $9.2 million, respectively, from the prior year period. SOP net sales for 2002 of $21.7 million decreased $1.9 million compared to $23.6 million for 2001. The decrease is primarily due to a shorter domestic planting season in 2002 resulting from wetter spring months.

Gross Margins

     Gross margins for 2002 of $56.0 million decreased $8.6 million, or 13.3% compared to $64.6 million for 2001. The reduction in gross margin primarily reflects the impact of weaker sales of our winter deicing products during the first quarter of 2002.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $19.3 million for 2002 remained relatively constant with the $19.1 million for the 2001 period.

Transition and Other Charges

     During 2002, the Company incurred $4.7 million of transition costs that were directly related to the transition from an entity controlled by IMC and consisted primarily of compensation costs and costs to develop stand alone tax and inventory strategies. Transition costs are non-recurring in nature and related to charges required to establish the Company as an independent entity.

Interest Expense

     Interest expense for 2002 of $20.5 million increased $13.5 million, or 192.9% compared to $7.0 million for 2001. This increase was the result of the Company’s new capitalization structure following the Recapitalization.

Other (Income) Expense

     Other expense for 2002 of $4.4 million increased $7.7 million compared to other income of $(3.3) million for 2001. Other income in 2001 was primarily interest income earned from IMC. The increase in other expense is primarily due to the $5.3 million loss related to refinancing of the Term Loan resulting from the issuance of $75 million in Senior Notes in April (See Note 4.).

Income Tax Expense

     Income tax expense for 2002 of $2.7 million decreased $16.1 million, or 87.2% compared to $18.8 million for 2001. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials and foreign mining taxes.

Liquidity and Capital Resources

     Historically, we have used cash generated from operations to meet our working capital needs and to fund capital expenditures. Prior to the Recapitalization, in North America we participated in IMC Global’s centralized treasury management system whereby all of our cash receipts were remitted to IMC Global and all of our cash disbursements were paid by IMC Global. While part of IMC Global, we obtained a(pound)4.0 million revolving credit facility in the U.K. to manage daily cash receipts and disbursements.

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

     We have incurred substantial indebtedness in connection with the Recapitalization. As of June 30, 2002, we had $455.1 million of principal indebtedness, net of issuance premium. Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under our Notes and Credit Facility.

     Concurrent with the Recapitalization, we issued the Old Notes and entered into the new credit facilities. The new credit facilities provided for a term loan in the principal amount of $225.0 million and a revolving credit facility in an aggregate amount of up to $135.0 million. Upon consummation of the Recapitalization, we borrowed the full amount available under the term loan facility and made borrowings under the revolving credit facility based upon our working capital needs. No borrowings were outstanding under the revolving credit facility as of June 30, 2002. The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of June 30, 2002, approximately $128.3 million was available under the revolving credit agreement.

     On April 10, 2002, the Company completed an offering of an additional $75.0 million aggregate principal amount of its New Notes. The Notes are governed by, and treated as a single class of securities under an indenture, dated November 28, 2001, between the Company and The Bank of New York, as trustee. The proceeds from the offering of the New Notes in the amount of $78.4 million, including a purchase premium in the amount of $3.4 million, were used to refinance borrowings under the Company’s term loan facility and pay related fees and expenses. The Notes mature in August 2011. As part of the issuance of the New Notes, the Company amended its credit facilities to reduce the Term Loan to $150 million and reduce the related interest rate margin by 0.75%. Borrowings under the amended Term Loan are due and payable in quarterly installments beginning in 2002. The Term Loan amortization payments due before 2009 are nominal. The remaining balance of the Term Loan will amortize in equal quarterly installments in the eighth year of the term loan facility. The revolving credit facility is available until 2008.

     During the six months ended June 30, 2002, cash flow from operations exceeded working capital needs, and the Company used a portion of those cash flows to make a $20.0 million voluntary principal payment on its Term Loan, as permitted by the Credit Agreement.

     The Company’s contractual obligations and commitments are as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 -3 Years	4 -5 Years	After 5 Years

Long-term Debt	$ 455.0	$ 1.5	$ 3.0	$ 3.0	$ 447.5
Capital Lease Obligations	0.1	0.1	—	—	—
Operating Leases (a)	27.3	8.1	6.6	4.1	8.5
Unconditional purchase obligations (b)	53.9	7.4	14.8	14.8	16.9

Total Contractual Cash Obligations	$ 536.3	$ 17.1	$ 24.4	$ 21.9	$ 472.9

Amount of Commitment Expiration per Period
Other Commitments	Total	Less than 1 Year	2 -3 Years	4 -5 Years	After 5 Years

Revolver	$ 128.3	$ —	$ —	$ —	$ 128.3
Letters of Credit	6.7	6.7	—	—	—

Total Other Commitments	$ 135.0	$ 6.7	$ —	$ —	$ 128.3

(a)	The Company leases property and equipment under non-cancelable operating leases for varying periods.
(b)	The Company has long-term contracts to purchase certain amounts of electricity and steam.

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

     In connection with the Recapitalization, the Company received approximately $114.0 million of net operating loss carryforwards. When and if the Company expects to realize cash tax savings, as compared to statutory rates, these carryforwards will be utilized.

     Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our new credit facilities, will be adequate to meet our short-term liquidity needs.

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

For the Six Months Ended June 30, 2002 and 2001

     Net cash flows generated by operating activities for the six months ended June 30, 2002 and 2001 were $70.1 million and $114.4 million, respectively. Of these amounts, $41.0 million and $65.2 million for 2002 and 2001, respectively, were generated by working capital reductions. The primary working capital reductions for 2002 and 2001, were decreases in receivables of $48.2 million and $79.7 million, respectively, offset in part by decreases in accounts payable and accrued expenses of $13.1 million and $22.0 million, respectively. These reductions are indicative of the seasonality of our business with differences primarily related to more severe winter weather in the 2000-2001 winter than in the 2001-2002 winter.

     Net cash flows used by investing activities for the six months ended June 30, 2002 and 2001, were $6.4 million and $22.4 million, respectively, were primarily related to capital expenditures to maintain our facilities.

     Net cash flow used by financing activities was $58.9 million for the six months ended June 30, 2002, primarily due to the $39.8 million repayment of our revolver borrowings combined with a $20.0 million voluntary principle repayment that reduced the amount of long-term debt outstanding under the Term Loan.

     On April 10, 2002, the Company completed an offering of $75.0 million aggregate principal amount of the New Notes. The New Notes were issued to the bondholders at a premium of $3.4 million, plus accrued interest from February 15, 2002 and accordingly, the Company received gross proceeds of $79.5 million from the offering of the notes. The proceeds from the offering of the New Notes, net of transaction costs, were used to repay borrowings under the Credit Facility. In connection with the offering, the Company amended and restated the Credit Facility with respect to a reduction in the Term Loan to $150.0 million. In connection with this transaction, the Company recorded a charge to Other (income) expense in the accompanying Combined and Consolidated Statements of Income of approximately $5.3 million which was reflected as a non-cash add-back to Net cash provided by operating activities.

     Net cash flow used by financing activities was $93.3 million for same period in 2001, $70.5 million related to the net repayment of third-party debt, including a £45.0 million facility for the U.K. operations and $25.7 million as dividends to an IMC affiliate.

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

Interest Rate Risk

     As of June 30, 2002, we had $130.0 million of debt outstanding under the term loan facility and zero outstanding under our revolving credit facility. On April 10, 2002, the Company completed an offering of $75 million aggregate principal amount of its New Notes. The net proceeds from the offering of the New Notes were used to refinance borrowings under the term loan facility. Both the term loan facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan facility borrowings at June 30, 2002, and an average level of borrowings from our revolving credit facility at variable rates and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2002 would have increased by approximately $0.7 million. In the future, management may take hedging actions that would mitigate our exposure to interest rate risk. We will not engage in hedging for speculative purposes. Due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 10, 2002, the Company completed the offering of the New Notes. The Notes are governed by, and treated as a single class of securities under an indenture dated November 28, 2001, between the Company and The Bank of New York, as trustee. The proceeds from the offering of the New Notes in the amount of $78.4 million, including a purchase premium in the amount of $3.4 million, were used to refinance borrowings under the Company’s term loan facility and pay related fees and expenses.

Item 3.  DEFAULTS UPON SENIOR SECURITES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

Item 5.  OTHER INFORMATION

     Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K filed July 17, 2002 “CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANTS”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	COMPASS MINERALS GROUP, INC. /s/ Rodney L. Underdown —————————————— Rodney L. Underdown Chief Financial Officer

