Form 10-Q
period 2002-09-30
COMPASS MINERALS GROUP INC
filed 2002-11-14
CIK 1160726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from ______to______


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

                                 Yes: X No: ___


     Common Stock, $0.01 Par Value - 1,000 shares outstanding as of November 1, 2002



                          COMPASS MINERALS GROUP, INC.

Table of Contents



Part I.  FINANCIAL INFORMATION                                                              Page

         Item 1.    Financial Statements
                    Consolidated Balance Sheets as of September 30, 2002
                    (unaudited) and December 31, 2001.............................................................2

                    Combined and Consolidated Statements of Income for the three and nine month periods ended September 30, 2002 and 2001 (unaudited)...................................3

                    Consolidated Statement of Stockholder's Equity (Deficit) for the nine month period ended September 30, 2002 (unaudited).............................................4

                    Combined and Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001 (unaudited)...................................5

                    Notes to Combined and Consolidated Financial Statements (unaudited)...........................6

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................................16

         Item 3.    Quantitative and Qualitative Disclosure of Market Risk.......................................25

         Item 4.    Controls and Procedures......................................................................26

Part II. OTHER INFORMATION

         Item 1.    Legal Proceedings............................................................................26

         Item 2.    Changes in Securities and Use of Proceeds....................................................26

         Item 3.    Defaults upon Senior Securities..............................................................26

         Item 4.    Submission of Matters to a Vote of Security Holders..........................................26

         Item 5.    Other Information............................................................................26

         Item 6.    Exhibits & Reports on Form 8-K...............................................................27


SIGNATURES.......................................................................................................27

CERTIFICATIONS...................................................................................................27



  PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements


                          COMPASS MINERALS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)



                                                                                 September 30,        December 31,
                                                                                    2002                 2001
                                                                              ------------------    -----------------
                                                                                (Unaudited)            (Note 1)
                                     ASSETS
       Current assets:
         Cash and cash equivalents.......................................  $               7.5   $            15.9
         Receivables, less allowance for doubtful accounts of
            $2.4 million in 2002 and $2.0 million in 2001................                 47.3                87.9
         Inventories.....................................................                101.6                99.4
         Other...........................................................                  5.0                 2.0
                                                                              ------------------    -----------------

              Total current assets .....................................                 161.4               205.2

         Property, plant and equipment, net..............................                410.8               422.1
         Other ..........................................................                 25.8                28.3
                                                                              -----------------     -----------------
             Total assets................................................  $             598.0   $           655.6
                                                                              =================     =================

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

       Current liabilities:
         Current portion of long-term debt...............................  $               1.6   $             2.5
         Accounts payable................................................                 43.6                52.8
         Accrued expenses................................................                 17.4                20.7
         Accrued salaries and wages .....................................                 10.4                10.5

         Income taxes payable............................................                  ---                 2.9

              Total current liabilities....                                               73.0                89.4

       Long-term debt, net of current portion ...........................                446.4               512.6
       Deferred income taxes.............................................                 98.5               101.1
       Other noncurrent liabilities .....................................                 16.2                10.3

       Commitments and contingencies

       Stockholder's equity (deficit):

         Common stock, $.01 par value, 1,000 shares authorized, issued
       and outstanding.................................................                    ---                 ---
         Additional paid in capital .....................................                347.4               333.6
         Accumulated deficit ............................................              (388.1)             (389.0)
         Accumulated other comprehensive income (loss)...................                  4.6               (2.4)
                                                                              -----------------     -----------------
             Total stockholder's equity (deficit)........................               (36.1)              (57.8)
                                                                              -----------------     -----------------

             Total liabilities and stockholder's equity (deficit)........  $             598.0   $           655.6
                                                                             ==================    =================


     The   accompanying   notes  are  an  integral  part  of  the  combined  and
consolidated financial statements.




                          COMPASS MINERALS GROUP, INC.
           COMBINED AND CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                  (in millions)



                                                         Three Months ended                   Nine Months ended
                                                            September 30                        September 30
                                                     ----------------------------        ----------------------------
                                                       2002              2001              2002              2001
                                                     ----------        ----------        ---------         ----------
    Gross sales.................................  $       92.2      $       90.9      $     336.9       $      365.6

    Shipping and handling costs.................          22.5              23.0             91.2               99.7
                                                     ----------        ----------        ---------         ----------

      Net sales.................................          69.7              67.9            245.7              265.9


    Cost of sales...............................          53.3              56.0            173.3              189.4
                                                     ----------        ----------        ---------         ----------


      Gross profit..............................          16.4              11.9             72.4               76.5

    Selling, general and administrative expenses          10.8               9.6             30.1               28.7

    Transition and other charges................           2.1               ---              6.8                ---
                                                     ----------        ----------        ---------         ----------


      Operating earnings........................           3.5               2.3             35.5               47.8

    Other (income) expense:
      Interest expense..........................          10.5               2.0             31.0                9.0

      Other, net................................         (0.3)             (1.0)              4.1              (4.3)
                                                     ----------        ----------        ---------         ----------

    Income / (Loss) before income taxes.........         (6.7)               1.3              0.4               43.1

    Income tax expense (benefit) ...............         (3.2)               1.9            (0.5)               20.7
                                                     ----------        ----------        ---------         ----------

    Net income / (loss).........................  $      (3.5)     $       (0.6)     $        0.9     $         22.4
                                                     ==========        ==========        =========         ==========


     The   accompanying   notes  are  an  integral  part  of  the  combined  and
consolidated financial statements.

                          COMPASS MINERALS GROUP, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) (unaudited)
                  For the nine months ended September 30, 2002
                                  (in millions)


                                                                                                 Accumulated
                                                             Additional                             Other
                                                Common         Paid In        Accumulated       Comprehensive
                                                 Stock         Capital          Deficit         Income (Loss)        Total
                                             ------------     ------------    ---------------    --------------    ------------

Balance, December 31, 2001.............  $          ---  $         333.6  $         (389.0)     $       (2.4)    $     (57.8)

Comprehensive income:
     Net income .......................                                                 0.9                               0.9

     Cumulative translation adjustments                                                                   7.0             7.0
                                                                                                                  ------------
     Comprehensive income..............                                                                                   7.9


Capital contributions..................                             13.8                                                 13.8
                                            ------------     ------------    ---------------    --------------    ------------
Balance, September 30, 2002 ...........  $          ---  $         347.4  $         (388.1)  $            4.6  $       (36.1)
                                            ============     ============    ===============    ==============    ============


     The   accompanying   notes  are  an  integral  part  of  the  combined  and
consolidated financial statements.



                          COMPASS MINERALS GROUP, INC.
         COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                  (in millions)

                                                                                           Nine months ended
                                                                                             September 30
                                                                                       --------------------------
                                                                                          2002           2001
                                                                                       -----------    -----------
    Cash flows from operating activities:
      Net income ...........................................................        $         0.9  $        22.4
      Adjustments to reconcile net income to net cash flows provided by operating activities:
            Depreciation and depletion ......................................                28.7           24.0
         Amortization........................................................                 1.4            ---
            Early extinguishment of long-term debt...........................                 5.3            ---
            Transition and other charges, net of cash .......................                 1.1            ---
         Deferred income taxes...............................................               (1.9)            9.8
         Other...............................................................                 0.1            0.4
         Changes in operating assets and liabilities:
                 Receivables.................................................                39.7           72.4
                Due to IMC and affiliates....................................                 ---          (5.6)
           Inventories.......................................................               (1.6)         (14.0)
                 Other assets................................................               (4.4)            0.8
           Accounts payable and accrued expenses.............................              (16.7)         (27.5)
           Other noncurrent liabilities......................................                 5.2          (3.1)

                                                                                       -----------    -----------
      Net cash provided by operating activities.......................                       57.8           79.6

    Cash flows from investing activities:
      Capital expenditures...................................................               (12.1)        (30.7)
      Other .................................................................                 0.3          (0.7)
                                                                                       -----------    -----------

        Net cash used in investing activities................................              (11.8)         (31.4)

    Cash flows from financing activities:
      Revolver activity......................................................              (39.8)          (4.4)
      Issuance of long-term debt.............................................                78.4            ---
      Principal payments on other long-term debt, including capital leases...             (105.5)         (66.2)
      Payments to IMC and affiliates, net....................................                 ---           49.6
      Dividend to IMC and affiliates.........................................                 ---         (26.7)
      Deferred financing costs...............................................               (3.4)            ---
      Capital contribution from SHC..........................................                12.8            ---
      Other..................................................................                 1.0            ---
                                                                                       -----------    -----------

          Net cash used in financing activities..............................              (56.5)         (47.7)

    Effect of exchange rate changes on cash and cash equivalents.............                 2.1          (0.2)
                                                                                       -----------    -----------

        Net increase (decrease) in cash and cash equivalents.................               (8.4)            0.3

    Cash and cash equivalents, beginning of the period.......................                15.9            0.4
                                                                                       -----------    -----------

    Cash and cash equivalents, end of the period.............................       $         7.5  $         0.7
                                                                                       ===========    ===========

    Supplemental cash flow information:
      Interest paid excluding capitalized interest...........................       $        27.1  $        13.5
      Income taxes paid......................................................                 9.9           12.7

The accompanying notes are an integral part of the combined and consolidated financial statements.

                          COMPASS MINERALS GROUP, INC.
             NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization, Formation and Basis of Presentation:

     On November 28, 2001, IMC Global Inc. ("IMC") completed the sale of Compass Minerals Group, Inc. ("CMG" or the "Company") to Salt Holdings Corporation
("SHC"), an affiliate of Apollo Management V, L.P. ("Apollo"), whereby SHC acquired control of CMG in a recapitalization transaction ("Recapitalization"). The acquisition has been accounted for as a leveraged recapitalization. The excess of the purchase price over the net assets acquired was recorded in Stockholder's Equity. The purchase price was approximately $625.0 million subject to certain post closing adjustments. During the third quarter ending September 30, 2002 SHC concluded their agreement with IMC and finalized the purchase price. SHC received approximately $13.0 million in cash for the post closing purchase price adjustment and other IMC indemnified costs. SHC contributed those proceeds to CMG as a capital contribution.

     The accompanying unaudited combined and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the combined and consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the CMG Registration Statement on Form S-4 (the "Registration Statement"), as amended (file no. 333-82700), declared effective by the Securities and Exchange Commission (the "SEC") on April 23, 2002.

     The Company's financial statements have been combined through November 27, 2001, the Recapitalization date, and consolidated thereafter.

2.       Summary of Significant Accounting Policies:

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an obligation related to the retirement of certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for the Company beginning January 1, 2003. The Company is currently evaluating the effect of implementing SFAS 143.

     In January of 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement establishes an accounting model based on FAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB No. 30. The Company adopted SFAS No. 144 as of January 1, 2002 without significant effect on its consolidated financial statements.

     During the second quarter, the Company early adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. The early adoption of SFAS No. 145 resulted in a $5.3 million charge to other (income) expense related to the debt refinancing that occurred in the quarter ended June 30, 2002 (See Note 4). Under previous guidance this charge would have been recorded as extraordinary loss, net of tax, on the consolidated statement of income.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS 146 will not have a material impact on its financial position, results of operations or cash flows.


3.  Inventories:

     Inventories consist of the following (in millions):

                                                                September 30,           December 31,
                                                                     2002                   2001
                                                             -------------------    --------------------
     Finished goods.....................................  $                 89.1  $                 83.0

     Raw materials and supplies.........................                    12.5                    16.4
                                                              -------------------    --------------------
                                                          $                101.6  $                 99.4
                                                              ===================    ====================


4.  Long-term Debt:

     On April 10, 2002, the Company completed an offering of $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2011 (the "New Notes"). The New Notes were issued to the bondholders at a premium of $3.4 million, plus accrued interest from February 15, 2002 and accordingly, the Company received gross proceeds of $79.5 million from the offering of the notes. The New Notes, together with the $250.0 million aggregate principal amount of notes which were originally issued on November 28, 2001 (the "Old Notes" and, together with the New Notes, (the "Notes")), are treated as a single class of securities under the Company's existing indenture. The proceeds from the offering of the New Notes, net of transaction costs, were used to repay borrowings under the Company's $360.0 million credit facility (the "Credit Facility"). In connection with the offering, the Company amended and restated the Credit Facility with respect to a reduction in the Term Loan to $150.0 million and a 0.75% reduction in the interest rate margin charged to the Company on the Term Loan. The Company also recorded a charge to Other (income) expense in the accompanying Consolidated Statements of Income of approximately $5.3 million, related to the write-off of the deferred financing costs associated with the refinancing of the original Term Loan.

     During the nine months ended September 30, 2002, cash flow from operations exceeded working capital and investment needs, and the Company used a portion of those cash flows to make $30.0 million of voluntary principal payments on its Term Loan, as permitted by the Credit Facility.


     Third-party long-term debt consists of the following (in millions):

                                                                September 30,           December 31,
                                                                     2002                   2001
                                                              -------------------    --------------------
     Senior Subordinated Notes..........................  $                325.0  $                250.0
     Term Loan..........................................                   119.6                   225.0
     Revolving Credit Facility..........................                     ---                    39.8
     Other, including capital lease obligations.........                     0.1                     0.3
                                                                                                   `1
                                                              -------------------    --------------------
                                                                           444.7                   515.1

     Premium on senior subordinated notes, net..........                     3.3                     ---
     Current portion of long-term debt..................                   (1.6)                   (2.5)

                                                              -------------------    --------------------
                                                          $                446.4  $                512.6
                                                              ===================    ====================



5.     Commitments and Contingencies:

     During the third quarter ending September 30, 2002, the Company amended an agreement with a supplier related to the purchase of salt from the supplier's chemical production facility in Tennessee. The Company has received a one-time cash payment of $8.0 million related to the amendment. During the third quarter ending September 30, 2002, the Company recognized $0.6 million as a reduction to cost of sales in the Consolidated Statement of Income. The remaining amount may be recognized over the remaining life of the amended agreement, terminating December 2010, as certain conditions are met by the Company and the supplier. Alternatively, the Company may elect to resume purchasing salt from the supplier's facility. In that event, the Company would repay a ratable portion of the cash received.

6.     Operating Segments:

     Segment information for the three month and nine month periods ended September 30, 2002 and 2001 is as follows (in millions):


          Three months ended September 30, 2002            Salt           Potash        Other (b)        Total
                                                       -----------     ------------    ----------    -------------
      Net sales from external customers...........  $        59.4  $          10.3  $        ---  $          69.7
       Intersegment net sales......................           ---              2.2         (2.2)              ---
       Operating earnings (loss) (a)...............           5.0              0.7         (2.2)              3.5

          Three months ended September 30, 2001            Salt           Potash        Other (b)        Total
                                                       -----------     ------------    ----------    -------------

       Net sales from external customers...........  $        60.6  $           7.3  $        ---  $          67.9
       Intersegment net sales......................            ---              2.4         (2.4)              ---
       Operating earnings (loss) ..................            5.7            (3.2)         (0.2)              2.3



(a)  Includes $2.1 million related to transition and other costs.
(b)  Other includes corporate entities and eliminations.



           Nine months ended September 30, 2002            Salt           Potash        Other (b)        Total
                                                       -----------     ------------    ----------    -------------
       Net sales from external customers...........  $       213.7  $          32.0  $        ---  $         245.7
       Intersegment net sales......................            ---              6.8         (6.8)              ---
       Operating earnings (loss) (a)...............           39.4              2.9         (6.8)             35.5

           Nine months ended September 30, 2001            Salt           Potash        Other (b)        Total
                                                       -----------     ------------    ----------    -------------

       Net sales from external customers...........  $       235.0  $          30.9  $        ---  $         265.9
       Intersegment net sales......................            ---              7.3         (7.3)              ---
       Operating earnings (loss) ..................           47.4              0.9         (0.5)             47.8

(a)  Includes $6.8 million related to transition and other costs.
(b)  Other includes corporate entities and eliminations.

     Segment information as of September 30, 2002 and December 31, 2001 is as follows (in millions):


                           2002                            Salt           Potash        Other (a)        Total
                                                       -----------     ------------    ----------    -------------

       Total assets................................  $       462.3  $         116.1  $       19.6  $         598.0


                           2001                            Salt           Potash        Other (a)        Total
                                                       -----------     ------------    ----------    -------------

       Total assets................................  $       514.2  $         120.9  $       20.5  $         655.6

(a)  Other includes corporate entities and eliminations.

7.  Guarantor/Non-guarantor Condensed Combining and Consolidating Statements

     The following condensed combining and consolidating financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

               CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
                               September 30, 2002
                                  (in millions)

                                                                    Non-guarantors
                                                                                       CMG        Eliminations    Consolidated
                                                     Guarantors
                                                     -----------    -----------     ----------    ------------    -------------
Cash and cash equivalents....................     $         5.2  $         2.3   $        ---  $          ---  $           7.5
Receivables, net.............................              28.3           19.0            ---             ---             47.3

Inventories..................................              71.9           29.7            ---             ---            101.6

Other current assets.........................               1.4            3.6            ---             ---              5.0
Property, plant and equipment, net...........             215.8          195.0            ---             ---            410.8

Other........................................               7.7            3.6          373.5         (359.0)             25.8
                                                     -----------    -----------     ----------    ------------    -------------

     Total assets............................     $       330.3  $       253.2   $      373.5  $      (359.0)  $         598.0
                                                     ===========    ===========     ==========    ============    =============

Current portion of long-term debt............     $         ---  $         0.1   $        1.5  $          ---  $           1.6

Due to (from) affiliates, net................            (60.9)            0.7           60.2             ---              ---
Other current liabilities....................              42.6           16.0           12.8             ---             71.4
Total current liabilities....................            (18.3)           16.8           74.5             ---             73.0
Notes due to (from) affiliates...............               ---           95.7         (95.7)             ---              ---
Long-term debt, net of current portion.......               ---            ---          446.4             ---            446.4
Other noncurrent liabilities.................             135.0          (4.7)         (15.6)             ---            114.7
Total stockholder's equity (deficit).........             213.6          145.4         (36.1)         (359.0)           (36.1)
                                                     -----------    -----------     ----------    ------------    -------------

     Total liabilities and stockholder's equity   $       330.3  $       253.2  $       373.5  $      (359.0)  $         598.0
(deficit) ...................................
                                                     ===========    ===========     ==========    ============    =============


               CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
                                December 31, 2001
                                  (in millions)

                                                                    Non-guarantors
                                                                                       CMG        Eliminations    Consolidated
                                                     Guarantors
                                                     -----------    -----------     ----------    -------------   -------------
Cash and cash equivalents....................     $         8.2  $         7.7   $        ---  $           ---   $        15.9
Receivables, net.............................              50.5           36.0            1.4              ---            87.9

Inventories..................................              71.1           28.3            ---              ---            99.4

Other current assets.........................               1.9            0.1            ---              ---             2.0
Property, plant and equipment, net...........             225.2          196.9            ---              ---           422.1

Other........................................               7.9            2.0          370.7          (352.3)            28.3
                                                     -----------    -----------     ----------    -------------   -------------

     Total assets............................     $       364.8  $       271.0   $      372.1  $       (352.3)   $       655.6
                                                     ===========    ===========     ==========    =============   =============

Current portion of long-term debt............     $         0.1  $         0.1   $        2.3  $           ---    $        2.5
Due to (from) affiliates, net................             (0.2)          (1.3)            1.5              ---             ---
Other current liabilities....................              30.3           37.1           19.5              ---            86.9
                                                     -----------    -----------     ----------    -------------   -------------
Total current liabilities....................              30.2           35.9           23.3              ---            89.4
Notes due to (from) affiliates...............               ---           97.2         (97.2)              ---             ---
Long-term debt, net of current portion.......               ---           10.8          501.8              ---           512.6
Other noncurrent liabilities.................             123.2         (13.8)            2.0              ---           111.4
Total stockholder's equity (deficit).........             211.4          140.9         (57.8)          (352.3)           (57.8)
                                                     -----------    -----------     ----------    -------------   -------------

     Total liabilities and stockholder's equity   $       364.8  $       271.0  $       372.1  $       (352.3)    $      655.6
(deficit)....................................
                                                     ===========    ===========     ==========    =============   =============

            CONDENSED CONSOLIDATING STATEMENTS OF INCOME (unaudited) For the Three Months Ended September 30, 2002 (in millions)



                                                   Guarantors       Non-guarantors     CMG          Eliminations     Consolidated
                                                   -----------       -----------    ----------     -------------   -------------
Net sales..................................   $         44.0  $         25.7   $           ---  $           ---  $           69.7

Cost of sales..............................             33.0            20.3               ---              ---              53.3
                                                   -----------       -----------    ----------     -------------   -------------
     Gross profit..........................             11.0             5.4               ---              ---              16.4
Selling, general and administrative                      6.3             4.5               ---              ---              10.8
expenses...................................
Transition and other charges...............              2.5             0.1             (0.5)              ---               2.1
                                                   -----------       -----------    ----------     -------------   -------------
     Operating income (loss)...............              2.2             0.8               0.5              ---               3.5
Interest expense...........................              0.1             2.9               7.5              ---              10.5
Other (income) expense.....................            (0.1)           (0.2)             (0.1)              0.1             (0.3)
                                                 ------------    ------------     -------------    -------------    --------------
     Income (loss) before income taxes.....              2.2           (1.9)             (6.9)            (0.1)             (6.7)
Income tax expense (benefit)...............              0.6           (0.4)             (3.4)              ---             (3.2)
                                                 ------------    ------------     -------------    -------------    --------------
     Net income (loss).....................  $           1.6  $        (1.5)  $          (3.5)  $         (0.1)  $          (3.5)
                                                 ============    ============     =============    =============    ==============



              CONDENSED COMBINING STATEMENTS OF INCOME (unaudited)
           For the Three Months Ended September 30, 2001 (in millions)



                                                 Guarantors     Non-guarantors       CMG          Eliminations     Consolidated
                                                ------------    ------------     -------------    -------------    --------------
Net sales..................................   $         26.1  $         41.8   $           ---  $           ---  $           67.9

Cost of sales..............................             19.5            36.5               ---              ---              56.0
                                                ------------    ------------     -------------    -------------    --------------
     Gross profit..........................              6.6             5.3               ---              ---              11.9
Selling, general and administrative                      5.4             4.2               ---              ---               9.6
expenses...................................
                                                ------------    ------------     -------------    -------------    --------------
     Operating income (loss)...............              1.2             1.1               ---              ---               2.3
Interest expense...........................              0.5             1.5               ---              ---               2.0
Other (income) expense.....................              0.1           (1.1)             (0.7)              0.7             (1.0)
                                                 ------------    ------------     -------------    -------------    --------------
     Income (loss) before income taxes.....              0.6             0.7               0.7            (0.7)               1.3
Income tax expense (benefit)...............            (0.4)             2.3               ---              ---               1.9
                                                 ------------    ------------     -------------    -------------    --------------
     Net income (loss).....................  $           1.0  $        (1.6)  $            0.7  $         (0.7)  $          (0.6)
                                                 ============    ============     =============    =============    ==============



            CONDENSED CONSOLIDATING STATEMENTS OF INCOME (unaudited)
           For the Nine Months Ended September 30, 2002 (in millions)

                                                                 Non-guarantors
                                                                                      CMG          Eliminations       Combined
                                                 Guarantors
                                                ------------    ------------     -------------    -------------    --------------
Net sales..................................   $        156.9  $         88.8   $           ---  $           ---  $          245.7

Cost of sales..............................            109.3            64.0               ---              ---             173.3
                                                ------------    ------------     -------------    -------------    --------------
     Gross profit..........................             47.6            24.8               ---              ---              72.4
Selling, general and administrative                     17.5            12.6               ---              ---              30.1
expenses...................................
Transition and other charges...............              4.9             0.6               1.3              ---               6.8
                                                 ------------    ------------     -------------    -------------    --------------
     Operating income (loss)...............             25.2            11.6             (1.3)              ---              35.5
Interest expense...........................              0.2             8.2              22.6              ---              31.0
Other (income) expense.....................            (0.5)           (0.7)            (12.4)             17.7               4.1
                                                 ------------    ------------     -------------    -------------    --------------
     Income (loss) before income taxes.....             25.5             4.1            (11.5)           (17.7)               0.4
Income tax expense (benefit)...............              9.4             2.5            (12.4)              ---             (0.5)
                                                 ------------    ------------     -------------    -------------    --------------
     Net income (loss).....................  $          16.1  $          1.6  $            0.9  $        (17.7)  $            0.9
                                                 ============    ============     =============    =============    ==============




              CONDENSED COMBINING STATEMENTS OF INCOME (unaudited)
           For the Nine Months Ended September 30, 2001 (in millions)



                                                 Guarantors       Non-guarantors     CMG          Eliminations       Combined
                                                 ------------    ------------     -------------    -------------    --------------
Net sales..................................   $        149.0  $        116.9   $           ---  $           ---  $          265.9

Cost of sales..............................            104.0            85.4               ---              ---             189.4
                                                 ------------    ------------     -------------    -------------    --------------
     Gross profit..........................             45.0            31.5               ---              ---              76.5
Selling, general and administrative                     16.5            12.2               ---              ---              28.7
expenses...................................
                                                 ------------    ------------     -------------    -------------    --------------
     Operating income (loss)...............             28.5            19.3               ---              ---              47.8
Interest expense...........................              0.7             8.3               ---              ---               9.0
Other (income) expense.....................            (2.6)           (1.9)            (22.4)             22.6             (4.3)
                                                 ------------    ------------     -------------    -------------    --------------
     Income (loss) before income taxes.....             30.4            12.9              22.4           (22.6)              43.1
Income tax expense (benefit)...............             11.3             9.4               ---              ---              20.7
                                                 ------------    ------------     -------------    -------------    --------------
     Net income (loss).....................  $          19.1  $          3.5  $           22.4  $        (22.6)  $           22.4
                                                 ============    ============     =============    =============    ==============


          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited)
                  For the Nine Months Ended September 30, 2002
                                  (in millions)


                                                 Guarantors      Non-guarantors      CMG           Eliminations     Consolidated
                                                 ------------    ------------     -------------    -------------    --------------
Net cash provided by (used in) operating      $        63.7  $        14.9  $       (20.8)   $          ---  $           57.8
activities.................................
Cash flows from investing activities:

     Capital expenditures..................           (6.3)          (5.8)             ---              ---            (12.1)
     Other.................................             0.4          (0.1)             ---              ---               0.3
                                                 ------------    ------------     -------------    -------------    --------------

 Net cash used in investing activities.....           (5.9)          (5.9)             ---              ---            (11.8)

Cash flows from financing activities:
     Revolver activity.....................             ---         (10.8)          (29.0)              ---            (39.8)
     Issuance of long-term debt............             ---            ---            78.4              ---              78.4
     Principal payments on other long-term
      debt, including capital leases.......           (0.1)          (0.1)         (105.3)              ---           (105.5)
    Payments (to) from Affiliates, net.....          (60.7)            0.5            60.2              ---               ---
    Deferred financing costs...............             ---            ---           (3.4)              ---             (3.4)
    Capital contribution from SHC..........             ---            ---            12.8              ---              12.8
    Other..................................             ---            ---             1.0              ---               1.0
                                                 ------------    ------------     -------------    -------------    --------------
      Net cash provided by (used in)
     financing activities..................          (60.8)         (10.4)            14.7              ---            (56.5)
Effect of exchange rate changes on cash
and cash                                                ---          (4.0)             6.1              ---               2.1
  equivalents..............................
                                                 ------------    ------------     -------------    -------------    --------------
Net increase (decrease) in cash and cash
  equivalents..............................           (3.0)          (5.4)             ---              ---             (8.4)
 Cash and cash equivalents, beginning of                8.2            7.7             ---              ---              15.9
period.....................................
                                                 ------------    ------------     -------------    -------------    --------------
 Cash and cash equivalents, end of period..  $          5.2  $         2.3  $          ---  $           ---  $            7.5
                                                 ============    ============     =============    =============    ==============




            CONDENSED COMBINING STATEMENTS OF CASH FLOWS (unaudited)
                  For the Nine Months Ended September 30, 2001
                                  (in millions)



                                                 Guarantors      Non-guarantors      CMG           Eliminations     Consolidated
                                                 ------------    ------------     -------------    -------------    --------------
Net cash provided by operating activities..   $        55.7  $        23.9  $          ---   $          ---  $           79.6
Cash flows from investing activities:

     Capital expenditures..................          (15.9)         (14.8)             ---              ---            (30.7)
     Other.................................           (0.8)            0.1             ---              ---             (0.7)
                                                 ------------    ------------     -------------    -------------    --------------

Net cash used in investing activities......          (16.7)         (14.7)             ---              ---            (31.4)

Cash flows from financing activities:
     Revolver activity.....................             ---          (4.4)             ---              ---             (4.4)
     Principal payments on other long-term
      debt, including capital leases.......           (0.4)         (65.8)             ---              ---            (66.2)
    Payments (to) from IMC Global and
      Affiliates, net......................          (12.1)           61.7             ---              ---              49.6
    Dividends to IMC and affiliates........          (26.7)            ---             ---              ---            (26.7)
                                                 ------------    ------------     -------------    -------------    --------------

     Net cash used in financing activities.          (39.2)          (8.5)             ---              ---            (47.7)
Effect of exchange rate changes on cash
and cash                                                ---          (0.2)             ---              ---             (0.2)
  equivalents..............................
                                                 ------------    ------------     -------------    -------------    --------------
Net increase (decrease) in cash and cash
  equivalents..............................           (0.2)            0.5             ---              ---               0.3
 Cash and cash equivalents, beginning of                2.3          (1.9)             ---              ---               0.4
period.....................................
                                                 ------------    ------------     -------------    -------------    --------------
 Cash and cash equivalents, end of period..  $          2.1  $       (1.4)  $          ---  $           ---  $            0.7
                                                 ============    ============     =============    =============    ==============


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     All statements, other than statements of historical fact contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

     The following table sets forth certain unaudited combined and consolidated historical financial information, in both dollars and percentages of net sales, for the three and nine months ended September 30, 2002 and 2001.


                                          For the three months ended                  For the Nine months ended
                                                 September 30                               September 30
                                   -----------------------------------------    --------------------------------------
                                          2002                 2001                   2002                 2001
                                   -------------------  --------------------    -----------------    -----------------

    Net sales ..................  $  69.7     100.0%   $   67.9    100.0%      $245.7    100.0%     $265.9    100.0%
    Cost of sales ..............     53.3      76.5%       56.0     82.5%       173.3     70.5%      189.4     71.2%
                                   -------  --------    --------  -------       ------  -------      ------  -------


    Gross margin................    16.4      23.5%       11.9     17.5%         72.4     29.5%       76.5     28.8 %
    Selling, general and
      administrative expenses...    10.8      15.5%        9.6     14.1%         30.1     12.3%       28.7     10.8 %
    Transition and other
    charges ...................      2.1       3.0%        ---      ---%         6.8      2.8%        ---      ---%
                                   -------  --------    --------  -------       ------  -------      ------  -------


    Operating income ...........     3.5        5.0%        2.3      3.4%        35.5     14.4%       47.8     18.0%
    Interest expense............     10.5      15.1%        2.0      2.9%        31.0     12.6%        9.0      3.4%

    Other (income) expense......    (0.3)     (0.4)%      (1.0)    (1.5)%         4.1      1.7%      (4.3)    (1.6)%
                                   -------  --------    --------  -------       ------  -------      ------  -------
    Income (loss) before income
      taxes ....................    (6.7)     (9.6)%        1.3      1.9%         0.4      0.2%       43.1     16.2%
    Provision (benefit) for
      income taxes..............    (3.2)     (4.6)%        1.9      2.8%       (0.5)    (0.2)%       20.7      7.8%
                                   -------  --------    --------  -------       ------  -------      ------  -------

    Net income (loss)...........  $ (3.5)     (5.0)%   $  (0.6)    (0.9)%      $  0.9      0.4%     $ 22.4      8.4%
                                   =======  ========    ========  =======       ======  =======      ======  =======

    Net Sales by Segment:
    Salt .......................  $  59.4      85.2%   $   60.6     89.2%      $213.7     87.0%     $235.0     88.4%

    Specialty potash fertilizers     10.3      14.8%        7.3     10.8%        32.0     13.0        30.9     11.6
                                   -------  --------    --------  -------       ------  -------      ------  -------

    Total.......................  $  69.7     100.0%   $   67.9    100.0%       $245.7    100.0%     $265.9    100.0%
                                   =======  ========    ========  =======       ======  =======      ======  =======


     The table below shows shipments of products (thousands of tons):


                                    For the three months ended                   For the nine months ended
                                           September 30                                 September 30
                                   ----------------------------                 ----------------------------
                                    2002                 2001                    2002                 2001
                                   -------             --------                --------             --------
    Highway deicing salt...........1,119.5              1,231.0                 5,266.2              6,378.0
    General trade salt.............  671.1                631.2                 1,925.8              2,000.0

    Specialty potash...............   67.4                 29.1                   181.2                146.9


     Management's Discussion on Critical Accounting Policies

     In response to the Securities and Exchange  Commission's  (SEC) Release No.
33-8040,  "Cautionary  Advice  Regarding  Disclosure  About Critical  Accounting
Policies," the Company has identified the critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. The policies set forth below require management's most subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventory Allowances

     The Company records allowances for unusable or slow moving finished goods and raw materials and supplies inventory. The Company adjusts the value of certain inventory to the estimated market value to the extent that management's assumptions of future demand, market or functional conditions indicate the cost basis is either in excess of market or the inventory will not be utilized or sold in future operations. If actual demand or conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Deferred Tax Asset Valuation Allowance

     The Company has approximately $114.0 million of net operating loss carryforwards (NOLs) that expire between 2009 and 2020. The Company has previously experienced two ownership changes that have placed significant limitations on the amount of NOL utilization. Since the Company does not consider utilization of these credits to be more likely than not under its proposed operating structure and current tax law, a valuation allowance has been recorded for the entire amount of the NOLs. In making this determination, management considers a multitude of factors including its internal forecasts. Many of the assumptions in these forecasts are inherently difficult to predict, in some cases are outside of the direct control of the Company, and therefore, may prove to be significantly different than the actual outcomes. As a result, the amount of required valuation allowance could be materially different.

Pension Plans

     Certain assumptions are used in the calculation of the actuarial valuation of Company-sponsored defined benefit pension plans. These assumptions include discount rates, expected long-term rates of return on plan assets, and rates of increase in compensation levels. If actual results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, to increase pension expense and the pension liability. See Note 7 in the "Notes to Consolidated Financial Statements" included in the Company's Registration Statement filed with the SEC for additional information regarding assumptions used by the Company.

Other Significant Accounting Policies

     Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and consolidation policy require difficult judgements on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached to date by these standard setters appear likely to cause a material change in the Company's accounting policies, future outcomes cannot be predicted with confidence.


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales

     Net sales for the third quarter of 2002 of $69.7 million increased $1.8 million, or 2.7% compared to $67.9 million for the third quarter of 2001. Net sales of salt for the third quarter of 2002 of $59.4 million decreased $1.2 million, or 2.0% compared to $60.6 million for the third quarter of 2001. This decrease was primarily the result of lower volumes of highway deicing salt. The lower volumes were offset in part by higher general trade volumes and by improved pricing in the North American highway deicing and general trade product lines. Sulfate of potash ("SOP") net sales for the third quarter of 2002 of $10.3 million increased $3.0 million compared to $7.3 million for the third quarter of 2001 due to increased sales volumes resulting from the new specialty product marketing strategy.

Gross Margins

     Gross margins for the third quarter of 2002 of $16.4 million increased $4.5 million, or 37.8% compared to $11.9 million for third quarter of 2001. The increase in gross margin primarily reflects the impact of improved SOP sales volumes combined with price increases in the salt segment and the recognition of $0.6 million related to a supplier agreement amendment (See Note 5). These increases were partially offset by lower highway deicing volumes.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $10.8 million for the third quarter of 2002 increased $1.2 million, or 12.5% compared to $9.6 million for the third quarter of 2001. The increase primarily reflects additional costs related to the Company being a stand-alone entity for services previously provided by IMC prior to the Recapitalization.

Transition and Other Charges

     Transition costs are non-recurring in nature and relate to charges required to establish the Company as an independent entity. During the third quarter of 2002, the Company incurred $2.1 million of transition costs primarily related to costs to develop stand-alone tax strategies and costs associated with determining the post closing purchase price adjustment.

Interest Expense

     Interest expense for the third quarter of 2002 of $10.5 million increased $8.5 million compared to $2.0 million for the third quarter of 2001. This increase is the result of the Company's new capitalization structure following the Recapitalization.

Other (Income) Expense

     Other income for the third quarter of 2002 of $0.3 million decreased $0.7 million compared to other income of $1.0 million for the third quarter of 2001. The decrease in other income is primarily due to lower non-cash foreign exchange gains offset in part by interest earned from overnight investing of cash.

Income Tax Expense

     The income tax benefit for the third quarter of 2002 of $3.2 million increased $5.1 million compared to income tax expense of $1.9 million for the third quarter of 2001. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of NOLs previously offset by valuation allowances, and foreign mining taxes.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales

     Net sales for 2002 of $245.7 million decreased $20.2 million, or 7.6% compared to $265.9 million for 2001. Net sales of salt for 2002 of $213.7 million decreased $21.3 million, or 9.1% compared to $235.0 million for 2001. This decrease was primarily the result of lower volumes of both the North American and the U.K. highway deicing product lines as well as consumer deicing volumes in the general trade business line, all due to the mild winter experienced in the March 2002 quarter. In particular, highway deicing and consumer deicing net sales for the March 2002 quarter decreased $14.1 million and $9.2 million, respectively, from the prior year period. These reductions were offset in part by improved pricing in the North American highway and consumer deicing products. SOP net sales for 2002 of $32.0 million increased $1.1 million compared to $30.9 million for 2001 due to increased sales volumes partially offset by lower average prices.

Gross Margins

     Gross margins for 2002 of $72.4 million decreased $4.1 million, or 5.4% compared to $76.5 million for 2001. The reduction in gross margin primarily reflects the impact of weaker sales of our winter deicing products during the first quarter of 2002 offset significantly by improved pricing in the North American highway and consumer deicing products and increased SOP volumes.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses of $30.1 million for 2002 increased $1.4 million, or 4.9% compared to $28.7 million for 2001. The increase primarily reflects additional costs related to the Company being a stand-alone entity for services previously provided by IMC prior to the Recapitalization.

Transition and Other Charges

     Transition costs are non-recurring in nature and relate to charges required to establish the Company as an independent entity. During 2002, the Company incurred $6.8 million of transition costs that were directly related to the transition from an entity controlled by IMC and consisted primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies, and costs associated with determining the post closing purchase price adjustment.

Interest Expense

     Interest expense for 2002 of $31.0 million increased $22.0 million compared to $9.0 million for 2001. This increase is the result of the Company's new capital structure following the Recapitalization.

Other (Income) Expense

     Other expense for 2002 of $4.1 million increased $8.4 million compared to other income of $4.3 million for 2001. Other income in 2001 was primarily interest income earned from IMC. The increase in other expense is primarily due to the $5.3 million loss related to refinancing of the Term Loan (See Note 4).

Income Tax Expense

     Income tax benefit for 2002 of $0.5 million increased $21.2 million compared to $20.7 million income tax expense for 2001. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of previously reserved NOLs, and foreign mining taxes.


Liquidity and Capital Resources

     Historically, we have used cash generated from operations to meet our working capital needs and to fund capital expenditures. Prior to the Recapitalization, in North America we participated in IMC Global's centralized treasury management system whereby all of our cash receipts were remitted to IMC Global and all of our cash disbursements were paid by IMC Global. While part of IMC Global, we obtained a (pound)4.0 million revolving credit facility in the U.K. to manage daily cash receipts and disbursements.

     Effective with the consummation of the Recapitalization, we no longer participate in IMC's centralized treasury management system. We have established our own centralized treasury management system. Our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

     We have incurred substantial indebtedness in connection with the Recapitalization. As of September 30, 2002, we had $444.6 million of principal indebtedness, net of issuance premium. Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under our Notes and Credit Facility.

     Concurrent with the Recapitalization, we issued the Old Notes and entered into the new credit facilities. The new credit facilities provided for a term loan in the principal amount of $225.0 million and a revolving credit facility in an aggregate amount of up to $135.0 million. Upon consummation of the Recapitalization, we borrowed the full amount available under the term loan facility and made borrowings under the revolving credit facility based upon our working capital needs. No borrowings were outstanding under the revolving credit facility as of September 30, 2002. Future borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of September 30, 2002, approximately $126.5 million was available under the revolving credit agreement.

     On April 10, 2002, the Company completed an offering of an additional $75.0 million aggregate principal amount of its New Notes. The Notes are governed by, and treated as a single class of securities under an indenture, dated November 28, 2001, between the Company and The Bank of New York, as trustee. The net proceeds from the offering of the New Notes in the amount of $78.4 million, including a purchase premium in the amount of $3.4 million, were used to refinance borrowings under the Company's term loan facility and pay related fees and expenses. The Notes mature in August 2011. As part of the issuance of the New Notes, the Company amended its credit facilities to reduce the Term Loan to $150.0 million and reduce the related interest rate margin by 0.75%. Borrowings under the amended Term Loan are due and payable in quarterly installments beginning in 2002. The Term Loan amortization payments due before 2009 are nominal. The remaining balance of the Term Loan will amortize in equal quarterly installments in the eighth year of the term loan facility. The revolving credit facility is available until 2008.

     During the nine months ended September 30, 2002, cash flow from operations exceeded working capital needs by $57.8 million, and the Company used a portion of those cash flows to make $30.0 million of voluntary principal payments on its Term Loan, as permitted by the Credit Agreement.

     The Company's contractual obligations and commitments are as follows (in millions):

                                                              Payments Due by Period

                                                         Less than         2 -3          4 -5          After 5
       Contractual Obligations                Total        1 Year          Years         Years          Years
                                          -----------    -----------     ----------    ----------    ------------
     Long-term Debt .................  $       444.6  $         1.5  $         3.0  $        3.0  $        437.1

     Capital Lease Obligations ......            0.1            0.1            ---           ---             ---
     Operating Leases (a)............           28.2            8.2            7.0           5.4             7.6
     Unconditional purchase                     52.1            7.4           14.8          14.8            15.1
obligations (b)......................
                                          -----------    -----------     ----------    ----------    ------------

Total Contractual Cash Obligations...  $       525.0  $        17.2  $        24.8  $       23.2  $        459.8
                                          ===========    ===========     ==========    ==========    ============


                                                    Amount of Commitment Expiration per Period

                                                         Less than         2 -3          4 -5          After 5
          Other Commitments                   Total        1 Year          Years         Years          Years
                                          -----------    -----------     ----------    ----------    ------------


     Revolver .......................  $       126.5  $         ---  $         ---  $        ---  $        126.5

     Letters of Credit...............            8.5            8.5            ---           ---             ---
                                          -----------    -----------     ----------    ----------    ------------

Total Other Commitments..............  $       135.0  $         8.5  $         ---  $        ---  $        126.5
                                          ===========    ===========     ==========    ==========    ============

(a) The Company leases property and equipment under non-cancelable operating leases for varying periods.
(b) The Company has long-term contracts to purchase certain amounts of electricity and steam.


     Over the prior three fiscal years, on average, we have spent $17.0 million per year in growth and cost reduction capital expenditures to upgrade our core operating facilities, expand and rationalize production capacities and improve operating efficiencies. The majority of these improvements are completed. We would expect to spend less than our historical average on capital expenditures during 2002 and over the next three years.

     In connection with the Recapitalization, the Company received approximately $114.0 million of NOLs. A valuation allowance has been recorded for the entire amount of the NOLs. The valuation allowance is periodically adjusted to the extent that it is determined that a portion of the NOLs can be utilized to offset taxable income.

     Our ability to make scheduled payments of principal, to pay the interest on our indebtedness, to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our new credit facilities, will be adequate to meet our short-term liquidity needs.

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


For the Nine Months Ended September 30, 2002 and 2001

     Net cash flows generated by operating activities for the nine months ended September 30, 2002 and 2001 were $57.8 million and $79.6 million, respectively. Of these amounts, $9.9 million and $25.3 million for 2002 and 2001, respectively, were generated by working capital reductions. The primary working capital reductions for 2002 and 2001, were decreases in receivables of $39.7 million and $72.4 million, respectively, offset in part by increases in inventories of $1.6 million and $14.0 million, respectively, and decreases in accounts payable and accrued expenses of $16.7 million and $27.5 million, respectively. These reductions are indicative of the seasonality of our business with differences primarily related to more severe winter weather in the 2000-2001 winter than in the 2001-2002 winter.

     Net cash flows used by investing activities for the nine months ended September 30, 2002 and 2001, were $11.8 million and $31.4 million, respectively, and were primarily related to capital expenditures. Extensive efforts have been made throughout 2002 to reduce capital spending.

     Net cash flow used by financing activities was $56.5 million for the nine months ended September 30, 2002, primarily due to the $39.8 million repayment of our revolver borrowings, combined with $30.0 million of voluntary principal repayments that reduced the amount of long-term debt outstanding under the Term Loan. These cash uses were partially offset by approximately $13 million of capital contribution from SHC.

     On April 10, 2002, the Company completed an offering of $75.0 million aggregate principal amount of the New Notes. The New Notes were issued to the bondholders at a premium of $3.4 million, plus accrued interest from February 15, 2002 and accordingly, the Company received gross proceeds of $79.5 million from the offering of the notes. The proceeds from the offering of the New Notes, net of transaction costs, were used to repay borrowings under the Credit Facility. In connection with the offering, the Company amended and restated the Credit Facility with respect to a reduction in the Term Loan to $150.0 million. In connection with this transaction, the Company recorded a charge to Other
(income) expense in the accompanying Consolidated Statements of Income of approximately $5.3 million which was reflected as a non-cash add-back to Net cash provided by operating activities.

     Net cash flow used by financing activities for 2001 was $47.7 million, primarily due to $70.6 million related to the net repayment of third-party debt including a (pound)45.0 million facility for the U.K. operations, combined with $26.7 million paid as dividends to an affiliate of IMC. These uses of cash were partially offset with receipts of $49.6 million from IMC and affiliates.

Seasonality

     We experience a substantial amount of seasonality in sales. The result of this seasonality is that net sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we and our customers stockpile sufficient quantities of deicing salt in the second, third and fourth quarters of each calendar year to meet the estimated requirements for the winter season. Much of our SOP sales are made between March and May in order to meet the spring planting season requirements.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency translation risk, and commodity pricing risk. In the future, management may take actions that would mitigate our exposure to these types of risks including forward purchase contracts and financial instruments. The Company will not enter into any financial instrument arrangements for speculative purposes.

Interest Rate Risk

     As of September 30, 2002, we had $119.6 million of debt outstanding under the term loan facility and zero outstanding under our revolving credit facility. On April 10, 2002, the Company completed an offering of $75 million aggregate principal amount of its New Notes. The net proceeds from the offering of the New Notes were used to refinance borrowings under the term loan facility. Both the term loan facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan facility borrowings at September 30, 2002, and an average level of borrowings from our revolving credit facility at variable rates and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2002 would have increased by approximately $1.0 million.

Effects of Currency Fluctuations

     Our operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with British pound sterling and Canadian dollars also being significant.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

     The Company has reviewed various options available to mitigate the impact of fluctuating natural gas prices. During October 2002, the Company entered into certain financial instruments related to the purchase of natural gas. The Company expects that these financial instruments will qualify as hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activity". The Company does not engage in speculative activities with these financial instruments.


Item 4.   CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of Compass Minerals Group, Inc. pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There were no significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the Recapitalization, IMC Global has agreed to indemnify us against certain legal matters.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3.   DEFAULTS UPON SENIOR SECURITES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K filed July 17, 2002 "Changes in Registrant's Certifying Accountants" Form 8-K filed August 12, 2002 "Regulation FD Disclosure"


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMPASS MINERALS GROUP, INC.


Date:  November 14, 2002                  /s/ Michael E. Ducey
                                          ---------------------

                                          Michael E. Ducey
                                          President and Chief Executive Officer


Date:  November 14, 2002                  /s/ Rodney L. Underdown
                                          ------------------------

                                          Rodney L. Underdown
                                          Chief Financial Officer


CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley
Act.

I, Michael E. Ducey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Compass Minerals Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                  /s/ Michael E. Ducey
                                          ---------------------

                                          Michael E. Ducey
                                          President and Chief Executive Officer




I, Rodney L. Underdown, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Compass Minerals Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                  /s/ Rodney L. Underdown
                                          ------------------------

                                          Rodney L. Underdown
                                          Chief Financial Officer