Form 10-K
period 2002-12-31
COMPASS MINERALS GROUP INC
filed 2003-03-31
CIK 1160726

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-________

COMPASS MINERALS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1135403
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8300 College Boulevard Overland Park, Kansas	66210
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 344-9300

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes	☐	No	☒

The number of shares outstanding of the registrant’s $0.01 par value common stock at December 31, 2002 was 1,000 shares. All of such shares are owned by Salt Holdings Corporation.

COMPASS MINERALS GROUP, INC.

FORM 10-K

COMPASS MINERALS GROUP, INC.

PART I

Cautionary Note Regarding Forward-Looking Statements

All statements, other than statements of historical fact contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

            Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where we or our customers operate; weather conditions; the impact of competitive products; pressure on prices realized by us for our products; constraints on supplies of raw materials used in manufacturing certain of our products ; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving us; and other risk factors reported from time to time in the our Securities and Exchange Commission reports.

            In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

            Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report on Form 10-K.

            Information regarding market and industry statistics contained in Item 1, “Business,” is included based on information available to us that we believe is accurate. It is generally based on industry, academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the data we have included.

            This report includes market share and industry data and forecasts that we obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite. Except where otherwise noted, references to North America include only the continental United States and Canada, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North America general trade salt are generally based on historical sales volumes, (b) North America highway deicing salt are generally based on historical production capacity, (c) SOP are generally based on historical sales volumes, and (d) United Kingdom salt sales (general trade and highway deicing) are generally based on sales volumes. Except where otherwise noted, all references to tons refer to “short tons.” One short ton equals 2,000 pounds.

Unless the context requires otherwise, reference in this Form 10-K to “Compass,” the “Company,” “we,” “us” and “our” refer to Compass Minerals Group, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

Company Overview

            We are the second largest producer of salt in North America, the largest producer of salt in the United Kingdom (“U.K.”), and overall, the world’s third largest producer of salt.  In addition, in North America we are the largest producer of sulfate of potash (“SOP”) which is used in the production of specialty fertilizers.  Salt is one of the most widely used minerals in the world and has a wide variety of end-use applications, including highway deicing, food grade applications, water conditioning and various industrial uses.

            We operate eleven facilities in North America and the U.K., including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the U.K. in Winsford, Cheshire.  We believe that we are among the lowest cost rock salt producers in our markets.  Our cost advantage is due to the size and quality of our mineral reserves, the strategic location of our facilities and our continuous focus on improving production efficiency.  Our salt mines in North America are located near either rail or water transport systems, thereby minimizing shipping and handling costs which constitute a significant portion of the overall delivered cost of salt.  Note 11 in the “Notes to Combined and Consolidated Financial Statements” included in this report on Form 10-K provides additional information regarding geographical data.

For the year ended December 31, 2002, we sold approximately 11.0 million tons of salt and other minerals, generating sales of $502.6 million and operating income of $77.7 million.

            On November 28, 2001, Apollo Management V, L.P. (“Apollo”), through its subsidiary YBR Holdings LLC, acquired control of Salt Holdings Corporation (“SHC”) from IMC Global (“IMC”) pursuant to a recapitalization of SHC.  This transaction has been accounted for as a leveraged-recapitalization (the “Recapitalization”) with the assets and liabilities of Compass retaining their historical value.  Immediately following the Recapitalization, on a fully-diluted basis for management options and stock issuable under SHC’s stock option plan, Apollo, co-investors and management owned approximately 81% of the outstanding common stock of SHC and IMC owned approximately 19% of the outstanding common stock of SHC.

            General information about us can be found at www.compassminerals.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

SALT SEGMENT

            Our salt segment mines, produces, processes and distributes salt in North America and Europe including rock, evaporated and solar salt. The products are marketed primarily in the United States (“U.S.”), Canada and the U.K. Salt is used in a wide variety of applications, including as a deicer for both highway and consumer use (rock salt), an ingredient in the production of chemicals for paper bleaching, water treatment and a variety of other industrial uses, a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds and an essential component in both industrial and residential water softeners. The demand for salt has historically remained relatively stable during economic cycles due to its relative low cost and high value in a diverse number of end uses. However, demand in the highway deicing market is affected by changes in winter weather. Approximately 65% of our highway deicing annual revenues are generated from December through March when the need for highway deicing salt is at its peak.

Salt Industry Overview

            The salt industry is characterized by stable demand which is resistant to economic downturns and steady price increases across various grades.  Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications including food processing, water conditioning, industrial chemical processing, nutritional supplements for animal stock and highway deicing.  We estimate that the consumption of highway deicing salt for North America is 23 million tons per annum (17 million tons per annum in our served markets) while the general trade market totals 11 million tons per annum. In the U.K., we estimate the size of the highway deicing market is 1.9 million tons per annum while the general trade market is approximately 1.0 million tons per annum. Production of salt used in highway deicing in the U.S. increased at an approximate 1% compound annual growth rate over the last 30 years (1970-2000) while production of general trade salt products increased at an approximate 2% compound annual growth rate over the same period.

            Salt prices vary according to purity from the lowest grade (highway deicing salt) at around $18 per ton to the highest grade salt (food grade salt) at more than $400 per ton. The price difference between highway and food grade salt reflects, among other things, the more elaborate refining and packaging processes for higher grade salt. Due to its low production cost, transportation and handling tends to be a significant component of total delivered cost making logistics management and customer service key competitive factors in the industry. The higher relative cost associated with transportation also acts as a barrier to entry in favor of salt manufacturers located within close proximity to their customers. Prices for salt used in highway deicing in the U.S. increased at an approximate 4% compound annual growth rate over the last 30 years (1970–2000) while prices for general trade salt products increased at an approximate 5% compound annual growth rate over the same period.

Processing Methods

            We have production capacity, including salt purchased under long-term contracts, of approximately 14.5 million tons of salt per annum. Mining, other production activities and packaging are currently conducted at eleven of our facilities and at two facilities where finished product is purchased from IMC under long-term contracts.

Summarized below are the three processing methods we use to produce salt.

            Rock Salt Mining.    We employ a drill and blast mining technique at our underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts where it is then crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. At our Winsford, U.K. facility, this mining method is supplemented by a continuous miner process. Rock salt is primarily used in our highway and consumer deicing products.

            Mechanical Evaporation.    The mechanical evaporation method involves subjecting salt-saturated brine to vacuum pressure and heat, generated by natural gas or oil, to precipitate salt. The salt brine is obtained from underground salt deposits through a series of brine wells. The resulting product has both a high purity and uniform physical shape. Evaporated salt is primarily used in our general trade salt  product lines.

            Solar Evaporation.    The solar evaporation method is used in areas of the world where high salinity brine is available and where weather conditions provide for a high natural evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is primarily used in our general trade salt product lines.

Operations and Facilities

            United States.    Our central and midwestern U.S. general trade customer base is served by our mechanical evaporation plant in Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from IMC’s potash and salt facility in Michigan. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the southern and western U.S., highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers, and agriculture customers in the southern and midwestern U.S.  Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the U.S. This facility principally serves the western U.S. general trade markets, and also provides salt for chemical applications, and highway deicing and magnesium chloride which is primarily used in deicing, dust control and soil stabilization applicatio ns. Production capacity of salt at our Ogden facility is currently only limited by demand. We also own and operate two salt packaging facilities in Illinois and Wisconsin which also serve consumer deicing and water conditioning customers in the central, midwestern and parts of the northeastern U.S.

            Canada.    Our salt is produced at five different locations in Canada. Mechanically evaporated salt is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in eastern Canada; Goderich, Ontario in central Canada; and Unity, Saskatchewan in western Canada. From the Goderich, Ontario rock salt mine, we serve the consumer and highway deicing markets in Canada and the Great Lakes region of the U.S.  We also purchase salt and other products from IMC’s potash and salt facilities located in Saskatchewan, which serve both the general trade and the highway deicing markets.

            United Kingdom.    The U.K. customer base is served by two facilities. Highway deicing customers throughout the U.K. are served by the Winsford rock salt mine in northwest England. The Weston Point mechanical evaporation plant is located twelve miles north of the mine and serves the general trade and chemical customers in the U.K. as well as in continental Europe.

The table below shows the capacity and type of salt produced at each of our owned or leased production locations:

LOCATION	ANNUAL PRODUCTION CAPACITY (tons)	PRODUCT TYPE

North America
Goderich, Ontario Mine	6,500,000	Rock
Cote Blanche, Louisiana Mine	2,800,000	Rock
Ogden, Utah Plant	1,500,000	Solar
Lyons, Kansas Plant	425,000	Evaporated
Unity, Saskatchewan Plant	175,000	Evaporated
Goderich, Ontario Plant	170,000	Evaporated
Amherst, Nova Scotia Plant	115,000	Evaporated
United Kingdom
Winsford, Cheshire Mine	2,000,000	Rock
Weston Point, Cheshire Plant	850,000	Evaporated

In addition to production, we package salt product produced by us or others off-site at two additional facilities. The table below shows the packaging capacity at each of these facilities:

LOCATION	ANNUAL PACKAGING CAPACITY (tons)

Kenosha, Wisconsin	100,000
Chicago, Illinois	100,000

            We also purchase finished salt from IMC, which is produced as a co-product of their potash operations, under a long term contract. The table below shows the amount and type of salt purchased from each of these production facilities:

LOCATION	ANNUAL PURCHASING CAPACITY (tons)	PRODUCT TYPE

Esterhazy, Saskatchewan	200,000	Rock
Hersey, Michigan	250,000	Evaporated

We divide our salt products into two separate product lines: highway deicing salt (including chemical salt) and general trade salt.

Highway Deicing Salt Products

Products and Sales

            Highway deicing constitutes our second largest salt business line based on revenue, representing approximately 39% of our sales of salt in 2002. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway deicing salt is sold primarily through an annual tendered bid contract system as well as through some longer-term contracts, with price, product quality and delivery being the primary competitive market factors. Annual supply contracts generally are awarded on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The bidding process eliminates the need to invest significant time and effort in marketing and advertising. Location of the source of salt and distribution outlets also play a significant role in determining a supplier. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt from our Ogden, Utah facility is also partially used for highway deicing.

            We produce highway deicing salt in the U.K. for the highway deicing business line through our facility at Winsford, Cheshire, the largest rock salt mine in the U.K.  Our superior production capacity, productivity and favorable logistics, allows us to be the only supplier of highway deicing salt capable of meeting peak winter demands. This strong position has resulted in us being viewed as a strategic operation by the U.K.’s Highway Agency. In the U.K. approximately 70% of our highway deicing business is on multi-year contracts.

            Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. Over the last four years, our North American highway deicing business line has generated over 65% of its annual sales from December through March when the need for highway deicing is at its peak. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of North American deicing sales are made in Canada and the midwestern U.S. where winter weather is generally harsher than in other parts of North America. In keeping with industry practice, we, along with our customers, stockpile sufficient quantities of salt to meet estimated requirements for the next winter season. See Risk Factors—“The demand for our products changes seasonally and is dependent upon weat her conditions” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

            Chemical customers accounted for approximately 8% of 2002 sales of salt. Principal customers are producers of intermediate chemical products used in pulp bleaching, water treatment and a variety of other industrial uses that do not have a captive source of brine. Distribution into the chemical market is made primarily through multi-year supply agreements, which are negotiated privately. Price, service and product quality are the major competitive market factors.

The table below shows our shipments of highway deicing and chemical salt products (thousands of tons):

	Year Ended December 31,

	2002		2001		2000

	Tons	%	Tons	%	Tons	%

U.S.	5,104	64	5,656	60	6,078	66
Canada	2,162	27	2,301	25	2,159	24
Europe and Others	699	9	1,445	15	909	10

Total	7,965	100	9,402	100	9,146	100

Competition

            We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our highway deicing and chemical salt products. In addition, there are several smaller regional producers of highway deicing salt. There are several importers of salt into North America but these mostly impact the eastern seaboard where we have a minimal position. In the U.K., there are two other companies that produce highway deicing salt, one in northern England and the other in Northern Ireland. There are no significant imports of highway deicing salt into the U.K.

General Trade Salt Products

Products and Sales

            The general trade business is our largest salt business line based on revenue, and accounted for approximately 53% of our 2002 sales of salt. We are the third largest producer of general trade salt in North America. This business line includes commercial and consumer applications such as table salt, water conditioning, consumer ice control, food processing, agricultural applications, as well as a variety of industrial applications. We believe that we are the largest private label producer of water conditioning and salt-based agricultural products in North America and sell more than 70 private labels of table salt to major retailers. Our Sifto® brand is well recognized in the Canadian market.

            In the U.K. we operate the largest evaporated salt plant in the U.K. at Weston Point. We are one of the U.K. brand market leaders in evaporated salt for water conditioning. We also produce salt for the food, chemical, animal feeds and textile markets.  We will continue to pursue further cost reduction investments  to help drive future growth and profitability.

            We have maintained a significant presence in the general trade business over recent years due to our strong focus on: (i) the midwestern region of the U.S.; (ii) all of Canada and the U.K.; (iii) our distribution network to the grocery trade; and (iv) our relationships with large distributors of water conditioning salt.

            The general trade market is driven by strong customer relationships. Sales in the general trade salt business line occur through retail channels such as grocery stores, building supply, hardware and automotive stores, and feed suppliers. Distribution in the general trade salt business line is channeled through a direct sales force located in various parts of our service territories who sell products to distributors, dealers and end-users. We also maintain a network of brokers who sell table salt, consumer deicing and water conditioning products. These brokers service wholesalers, grocery chains and retailers, as well as the food service industry.

The table below shows our shipments of general trade salt products (thousands of tons):

	Year Ended December 31,

	2002		2001		2000

	Tons	%	Tons	%	Tons	%

U.S.	1,629	59	1,725	61	1,537	57
Canada	506	18	513	18	481	18
Europe and Others	651	23	584	21	668	25

Total	2,786	100	2,822	100	2,686	100

Competition

            In North America, other large nationally recognized companies compete against our salt business in production and marketing of general trade salt products. In addition, there are several smaller regional producers of general trade salt. There are several importers of salt into North America but they mostly impact the east coast and west coast of the U.S. where we have a minimal position. In the U.K., there is one other large domestic producer of general trade salt, several small local producers and some imports from continental Europe. We also export salt from the U.K. to Scandinavia and continental Europe and compete with many other European producers in these markets.

SPECIALTY POTASH SEGMENT

            SOP is primarily used as a specialty fertilizer, providing essential potassium to high-value, chloride-sensitive crops such as vegetables, fruits, tea, tobacco and turf grass. We are the market leader in North America for SOP and markets SOP products both domestically and overseas.  We offer several grades of SOP which are designed to differentiate us from our competitors, as well as better serve the needs of our customers.

Potash Industry Overview

            The annual worldwide consumption of all potash fertilizers approaches 50 million tons. Muriate of potash (“MOP”), or potassium chloride, is the most common source of potassium and accounts for over 90% of all potash consumed in fertilizer production. SOP represents about 5% of potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, nitrate of potassium (“NOP”), and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide (K20) and different combinations of co-nutrients.

            MOP is the least expensive form of potash fertilizer based on the concentration of K20. It is the preferred potassium source for most crops. However, SOP (containing approximately 50% K20) is utilized by growers for many high-value crops, especially where the requirements are for fertilizers with low chloride content. The use of SOP has been scientifically proven to improve the yield and quality of certain crops.

            Examples of crops where SOP is utilized to increase yield and quality include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass for golf courses. Approximately 62% of our annual SOP sales volumes in 2002 were made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Operations and Facilities

            All of our SOP production is located on the Great Salt Lake near Ogden, Utah. It is the largest SOP production facility in North America. The solar evaporation facility, located west of Ogden, utilizes solar energy and over 40,000 acres of evaporation ponds to manufacture SOP and magnesium chloride from the brines of the Great Salt Lake. This facility has the capacity to annually produce approximately 450,000 tons of SOP, approximately 400,000 tons of magnesium chloride and over 1.5 million tons of salt. The potassium bearing salts are mechanically harvested and refined to high purity SOP in an integrated production facility.

            Ogden was unable to produce SOP from 1984 through the beginning of 1989 due to flooding. Following the flood, dikes were raised to a height three feet over the historic peak flood level. Also, the State of Utah constructed and implemented the West Desert Pumping Project which could be utilized to lower the level of the Great Salt Lake by up to twelve inches per year thus reducing the risk of flooding. Although we believe that the subsequent dike improvements and the West Desert Pumping Project have reduced the likelihood of future pond flooding, we maintain both property damage and business interruption insurance policies for this risk.

Products and Sales

            Our domestic sales of SOP are concentrated in the western states of California, Oregon, Washington, Idaho and the central tobacco belt area where the crops and soil conditions favor SOP. We generally export SOP through major trading companies.  International SOP sales volumes in 2002 were 38% of our annual SOP sales. Prior to the acquisition by IMC in 1998, our SOP was marketed and sold by a sales group consisting of trained agronomists and professional fertilizer agents. These representatives directly contacted dealers and growers in the U.S. Following the IMC acquisition, this SOP sales group was dissolved and the IMC sales force handled SOP sales. The IMC sales group was responsible for selling all potash and phosphate fertilizer products for IMC. Because the bulk of these fertilizers are sold as commodities, the focus on specialty products such as SOP diminished under IMC. Upon the purchase of the SOP business from IMC, we have organized and employed an experienced global sales group similar to the one that was in place prior to 1998.

The table below shows our shipments of SOP (thousands of tons):

	Year Ended December 31,

	2002		2001		2000

	Tons	%	Tons	%	Tons	%

U.S.	151	62	148	79	179	73
Export (a)	91	38	40	21	67	27

Total	242	100	188	100	246	100

(a) Export sales include product sold to foreign customers at U.S. ports.

            In addition, under a long term contract with IMC, we have the exclusive right in North America (with certain limited exceptions) to purchase the SOP produced at IMC’s Carlsbad, New Mexico facility to meet a portion of our North American SOP requirements. In addition to the customers previously serviced by our Ogden facility, we began to act as sales agent for IMC to certain customers serviced by the Carlsbad facility following the Recapitalization.

Competition

            Approximately 56% of the world SOP production is located in Europe, 14% in the U.S. and the remaining 30% in various other countries. The world consumption of SOP totals about 2.9 million tons. Our major competition for SOP sales in North America include imports from Germany, Chile and Canada. In addition, there is also some functional competition between SOP, MOP and NOP. For exports into Asia, the Pacific Rim countries and Latin America, we compete with various local and European producers.

INTELLECTUAL PROPERTY

            We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks which we believe are widely recognized in the industry. No single patent, trademark or trade name is material to our business as a whole.

            Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could commercialize our technologies.

            With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and competitive position.

EMPLOYEES

            As of December 31, 2002, we had 1,560 employees, of which 756 are employed in the U.S., 603 in Canada and 201 in the U.K. Approximately 39% of the U.S. workforce (54% of our global workforce) is represented by labor unions. Of our nine material collective bargaining agreements, five will expire in 2003 and four will expire in 2004. Additionally, approximately 13% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.

PRINCIPAL PROPERTIES

The table below sets forth our principal properties:

Location	Use	Owned/Leased	Expiration of Lease

Ogden, Utah	SOP and solar salt production facility	Owned	N/A
Lyons, Kansas	Evaporated salt production facility	Owned	N/A
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060
Weston Point, Cheshire, U.K.	Evaporated salt production facility	Owned	N/A
Winsford, Cheshire, U.K.	Rock salt production facility	Owned	N/A
Goderich, Ontario, Canada	Evaporated salt and rock salt production facility	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2008

            With respect to each facility at which we extract salt, brine or SOP, we obtain any required or necessary permits prior to the commencement of mining. Permits or licenses are obtained as needed in the normal course of business based on our mine plans and state, provincial and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits to support historical rates of production.

            Our mining leases have varying terms. Some will expire after a set term of years, while others continue indefinitely. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. In addition, we own a number of properties and are party to certain non-mining leases that permit us to perform activities that are ancillary to our mining operations, such as surface use leases, and storage, depot and warehouse leases. We also believe that all of our leases were entered into on market terms.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

            We produce and distribute crop and animal nutrients, salt and deicing products. These activities subject us to an evolving set of international, federal, state, provincial and local environmental, health and safety (‘‘EHS’’) laws which regulate, or propose to regulate: (i) product content; (ii) use of products by both us and our customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from our facilities; (vi) disposal of hazardous and solid wastes; (vii) remediation of contamination at our facilities and third-party sites; and (viii) post-mining land reclamation. For new regulatory programs, it is difficult to ascertain future compliance obligations or estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. We intend to respond to these regulatory requirements at the appropriate time by implementing necessary modifications to facilities or operating procedures.

            We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. We estimate that our 2003 environmental capital expenditures will total approximately $1.2 million, primarily related to air quality devices and highway deicing salt storage pads. We expect that our estimated expenditures in 2003 for reclamation activities will be approximately $0.2 million. No assurance can be given that greater than anticipated EHS capital expenditures or reclamation expenditures will not be required in 2003 or in the future.

            We maintain accounting accruals for certain contingent environmental liabilities and believe such accruals comport with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. Based on current information, it is the opinion of management that our contingent liability arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations.  As of December 31, 2002, we have recorded environmental accruals of $2.0 million.

Product Requirements and Impacts

            International, federal, state and provincial standards: (i) require registration of many of our products before such products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies at all regulatory levels continue to evaluate alleged health and environmental impacts that might arise from the handling and use of products such as those we manufacture. The U.S. Environmental Protection Agency (“EPA”), the State of California and The Fertilizer Institute have each completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that, based on the available data, crop nutrient materials generally do not pose harm to human health. It is unclear whether any further evaluations may result in additional standards or regulatory requirements for the producing industries, including us, or for our customers. At this stage, it is the opinion of management that the potential impact of these standards on the market for our products or on the expenditures that may be necessary to meet new requirements will not have a material adverse effect on our business or financial condition.

            In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment has proposed designating road salt as a ‘‘toxic’’ substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, has not yet taken final action with respect to this proposal and is not subject to any deadline to do so.  This proposal was subject to a public comment, during which individuals and the municipalities which comprise most of our customers expressed a variety of views, including noting the utility and cost-efficiency of salt as compared to other potential measures to reduce ice-related road hazards. At this point, Environment Canada has indicated that, whether or not road salts are declared toxic, their preferred course of action is the establishment of voluntary guidelines for users as opposed to any form of regulation. Environment Canada is currently developing these guidelines based on consultation with a broad-based stakeholders group, which includes the salt industry. Given the importance of road salt for traffic safety and the lack of any practical substitute, we deem it unlikely that any guidance or regulation would result in a ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents ‘‘is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.’’ The report further stated that mitigation measures ‘‘must be based on optimization of winter road maintenance practices so as not to jeopardize road safety, while minimizing the potential for harm to the environment.’’ Since the dissemination of this report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. Although we cannot predict whether the proposal to list road salts will be finalized or the precise form of future regulation, if any, if standardized guidelines are developed for the usage of road salt, we could suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. We are not aware of any similar proposals for such designation of road salt in either the U.S. or the U.K.

Operating Requirements and Impacts

Permitting

            We hold numerous environmental, mining and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for extraction of salt and brine, discharges of process materials to air and surface water, and injection of brine and wastewater to subsurface wells. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. In addition, changes to environmental and mining regulations or permit requirements could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals.

            Pursuant to the Mine Safety and Health Act, new interim regulatory standards for diesel particulate matter became effective in 2002 and final standards are expected by 2006, although the final standards are currently subject to litigation. We believe that we are currently in compliance with the interim standards that are in effect between 2002 and 2006. However, material expenditures may be required to achieve compliance with the final standards at the Cote Blanche facility in Louisiana.

Remedial Activities

Remediation at Our Facilities

            Many of our formerly-owned and current facilities have been in operation for a number of years. Operations have involved the historical use and handling of regulated chemical substances, salt and by-products or process tailings by us and predecessor operators which have resulted in soil, surface water and groundwater contamination. At some locations there are areas where salt-processing waste and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials. These past operating practices have at certain locations resulted in soil, surface water and groundwater contamination.

            At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state and provincial or United Kingdom laws governing cleanup of hazardous substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At still other locations, we have undertaken voluntary re mediation, and have removed formerly used underground storage tanks. Taking into account established reserves, expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites. In addition, in connection with the Recapitalization, IMC has agreed to indemnify us against liabilities for certain known and unknown conditions at existing and former sites.

Remediation at Third-Party Facilities

            Along with impacting the sites at which we have operated, various third-parties have alleged that our historic operations have resulted in contamination to neighboring off-site areas or nearby third-party facilities. CERCLA imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties.

            We have entered into “de minimis” settlement agreements with the EPA with respect to certain CERCLA sites, pursuant to which we have made a one-time cash payment and received statutory protection from future claims arising from those sites. In some cases, however, such settlements have included “reopeners,” which could result in additional liability at such sites in the event of newly discovered contamination or other circumstances.

            At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable, and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under CERCLA or otherwise, may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At the present time, we are not aware of any additional sites for which we expect to receive a notice from the EPA or any other party of potential CERCLA liability.  However, based on past operations, there is a potential that we may receive such notices in the future for sites of which we are currently unaware or that our liability at certain currently known sites may expand. Taking into account established accruals, expenditures for our known environmental liabilities and site conditions currently are not expected, individually or in the aggregate, to be material.

RISK FACTORS

            You should carefully consider the risks described below. The risks described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The demand for our products changes seasonally and is dependent upon weather conditions.

            Our highway deicing business line is seasonal, with operating results varying from quarter to quarter. Over the last four years, our North American highway deicing business line has generated over 65% of its annual sales during the months of December through March when the need for highway deicing is at its peak. We need to stockpile sufficient highway deicing salt after March to meet estimated demand for the winter season. Weather conditions which impact our highway deicing product line include levels of temperature, precipitation, snow days and duration and timing of snow fall in our relevant geographic markets. Lower than expected sales by us during this period could have a material adverse effect on the timing of our cash flows and therefore our ability to service our obligations with respect to our indebtedness.

            Our SOP operating results are dependent in part upon conditions in the agriculture markets. The agricultural products business can be affected by a number of factors, the most important of which for U.S. markets are weather patterns and field conditions (particularly during periods of traditionally high crop nutrients consumption) and quantities of crop nutrients imported to and exported from North America.

Economic and other risks associated with international sales and operations could adversely affect our business.

            Since we manufacture and sell our products primarily in the U.S., Canada and the U.K., our business is subject to certain risks associated with doing business internationally. Our sales outside the U.S., as a percentage of our total sales, was 34% for the years ended December 31, 2002 and 2001. Accordingly, our future results could be harmed by a variety of factors, including:

changes in foreign currency exchange rates;
exchange controls;
tariffs, other trade protection measures and import or export licensing requirements;
potentially negative consequences from changes in tax laws;
differing labor regulations;
requirements relating to withholding taxes on remittances and other payments by subsidiaries;
restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
restrictions on our ability to repatriate dividends from our subsidiaries; and
unexpected changes in regulatory requirements.

            Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in Canadian dollars and pound sterling. Significant changes in the value of Canadian dollars and pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including the senior subordinated notes and borrowings under our senior credit facilities.

            In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We have in the past experienced and expect to continue to experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations. We expect that the portion of our revenues denominated in non-dollar currencies will continue to increase in future periods. See Item 7, “Management’s Discussion and Analysis of Financial Condit ion and Results of Operations—Effects of Currency Fluctuations and Inflation.”

            Our overall success as a global business depends, in part, upon our ability to succeed in differing economic and political conditions. We cannot assure you that we will continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.

We are a newly formed company with no operating history as a stand-alone company, which may lead to risks or unanticipated expenses similar to those of a start-up company.

            We were not operated as a stand-alone company for the three years prior to the closing of the Recapitalization. Prior to the Recapitalization, IMC provided us with a number of support services, including corporate services such as certain accounting functions, internal audit, treasury, taxation, company secretarial, legal and intellectual property, property management, insurance administration, certain human resources functions, credit management and certain information technology functions. While we believe we will be able to complete the arrangement of replacement services appropriate for operation as a stand-alone company, there is a risk that continuity in the performance of these functions will be affected as a result of our transition.

Our operating earnings are affected by the supply and price levels of natural gas.

            Energy costs represent approximately 11% of the costs of our North American salt production. Natural gas is a primary fuel source used in the salt production process. Our profitability is impacted by the price and availability of the natural gas we purchase from third parties. A significant increase in the price of natural gas that is not recovered through an increase in the price of our products or an extended interruption in the supply of natural gas to our production facilities could have a material adverse effect on our business, financial condition or results of operations.

We face competition in our markets.

            We encounter competition in all areas of our business. Competition in our business lines is based on a number of considerations including product performance, cost of transportation in the distribution of salt, brand reputation, quality of client service and support and price. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position. Some of our competitors have greater financial and other resources than we do.

We may be adversely affected by the environmental regulations to which we are subject.

            We are subject to numerous environmental, health and safety laws and regulations in the U.S., Canada and Europe, including laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to air and water. For example, CERCLA imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties”) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, we may in the future incur material liabilities, under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third party facilities or off-site disposal locations. Under CERCLA, or its various state analogues, one party ma y, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases criminal, sanctions.

            We have received notices from governmental agencies that we may be a potentially responsible party at certain sites under CERCLA or other environmental cleanup laws. We have entered into “de minimis” settlement agreements with U.S. with respect to certain CERCLA sites, pursuant to which we have made a one-time cash payment and received statutory protection from future claims arising from those sites. At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable, and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions. At the present time, we are not aware of any additional sites for which we expect to receive a notice from the EPA of potential CERCLA liability. However, based on past operations there is a potential that we may receive such notices in the future for sites of which we are currently unaware. Taking into account established reserves, expenditures for our known environmental liabilities and site conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.

            Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations. For more information, see Item 1, “Business—Environmental, Health and Safety Matters.”

Our business could be adversely affected by the Canadian government’s proposal to designate road salt as a toxic substance.

            In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment has proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, has not yet taken final action with respect to this proposal and is not subject to any deadline to do so. At this point, Environment Canada has indicated that, whether or not road salts are declared toxic, their preferred course of action is the establishment of voluntary guidelines for users as opposed to any form of regulation. Environment Canada is currently developing these guidelines based on consultation wit h a broad-based stakeholders group, which includes the salt industry. Given the importance of road salt for traffic safety and the lack of any practical substitute, we deem it unlikely that any guideline or regulation would result in a ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” The report further stated that mitigation measures “must be based on optimization of winter road maintenance practices so as not to jeopardize road safety, while minimizing the potential for harm to the environment.” Although we cannot predict whether the proposal to list road salts will be finalized or the precise form of future regulation, if any, if standardized guidelines are developed for the usage of road salt, we could suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operation. We are not aware of any similar proposals for such designation of road salt in either the U.S. or the U.K.

Our operations are dependent on our having received the required permits and approvals from governmental authorities.

            We hold numerous governmental environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations also is predicated upon securing the necessary environmental or other permits or approvals.

Protection of Proprietary Technology—Our intellectual property may be misappropriated or subject to claims of infringement.

            We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe or challenge our intellectual property rights. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

            As of December 31, 2002, we had 1,560 employees. Approximately 39% of our U.S. workforce (54% of our global workforce) is represented by labor unions. Of our nine material collective bargaining agreements, five will expire in 2003 and four will expire in 2004.  Additionally, approximately 13% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations.

We rely on independent distributors.

            In addition to our own direct sales force, we depend on the services of independent general trade salt distributors to sell our products and provide service and aftermarket support to our customers. In 2002, 12% of our revenues were generated through these independent distributors. Many of these independent distributors are not bound to us by exclusive distribution contracts and may offer products and services that compete with ours to our customers. In addition, the majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after a short notice period. The loss of a substantial number of these distributors or the decision by many of these distributors to offer competitors’ products to our customers could materially reduce our sales and profits.

We are controlled by Apollo.

            A holding company controlled by Apollo and its affiliates owns approximately 73% of the fully diluted equity of our parent SHC and, therefore, has the power, subject to certain exceptions, to control our affairs and policies. They also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions about our capital stock.  See Item 13, “Certain Relationships and Related Transactions.”

            The interests of Apollo and its affiliates could conflict with the interests of holders of our debt securities. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Apollo as equity holder might conflict with the interests of a holder of our senior subordinated notes. Affiliates of Apollo may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our senior subordinated notes. In addition, our sponsors or their affiliates currently own, and may in the future own, businesses that directly compete with ours.

Our business strategy includes acquisitions to supplement internal growth.

            Our business strategy is based in part on our ability to supplement internal growth by pursuing opportunistic acquisitions of small complementary businesses. We do not know whether in the future we will be able to complete acquisitions on acceptable terms, identify suitable businesses to acquire or successfully integrate acquired businesses. We compete with other potential buyers for the acquisition of other small complementary businesses. This competition and, due to our position in certain markets, regulatory considerations may result in fewer acquisition opportunities. If we cannot complete acquisitions, our financial condition or results of operations may be adversely affected.

If we lose our senior management, our business may be adversely affected.

            The success of our business is dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

            As of December 31, 2002, we had $437.6 million of outstanding indebtedness and a stockholders’ deficit of $19.7 million. As a result, we are a highly leveraged company. This level of leverage could have important consequences for you, including the following:

it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;
it may limit our flexibility in planning for, or reacting to, changes in our business;
we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
it may make us more vulnerable to a downturn in our business or the economy;
the debt service requirements of our other indebtedness could make it more difficult for us to make payments on our notes;
a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes; and
there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

            In addition, the indenture governing our senior subordinated notes and our senior credit facilities contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Despite our substantial indebtedness we may still incur significantly more debt. This could exacerbate the risks described above.

            The terms of the indenture governing our senior subordinated notes and our senior credit facilities permit us and our subsidiaries to incur significant additional indebtedness in the future. As of December 31, 2002, we had $126.4 million available for additional borrowing under the revolving credit facility, subject to certain conditions.

Restrictive covenants in our senior credit facilities and the indenture governing the senior subordinated notes may restrict our ability to pursue our business strategies.

The indenture governing the senior subordinated notes and the senior credit facilities limit our ability, among other things, to:

incur additional indebtedness or contingent obligations;
pay dividends or make distributions to our stockholders;
repurchase or redeem our stock;
make investments;
grant liens;
make capital expenditures;
enter into transactions with our stockholders and affiliates;
sell assets; and
acquire the assets of, or merge or consolidate with, other companies.

            In addition, our senior credit facilities require us to maintain financial ratios. We may not be able to maintain these ratios. Covenants in our senior credit facilities may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities.

To service our indebtedness we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.

            Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

            We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities and our notes, on commercially reasonable terms or at all.

Item 2. PROPERTIES

Information regarding our plant and properties is included in Item 1, “Business,” of this report.

Item 3. LEGAL PROCEEDINGS

            Other than as described in Item 1, “Business—Environmental, Health and Safety Matters,” we are a party from time to time to various routine legal proceedings. These primarily involve commercial claims, products liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the Recapitalization, IMC agreed to indemnify us against certain legal matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 6. SELECTED FINANCIAL DATA

            The following table presents selected combined and consolidated financial information. The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from our audited combined and consolidated financial statements included elsewhere in this report.  The statement of operations data for the year ended December 31, 1999 and the balance sheet data as of December 31, 2000 and 1999 are derived from our audited combined financial statements that are not included herein.  The historical statement of operations data for the year ended December 31, 1998 and the historical balance sheet data as of December 31, 1998 are derived from unaudited financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the data for such periods.

            The information included in this table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited combined and consolidated financial statements and accompanying notes thereto included elsewhere in this annual report.

	For the year ended December 31,

	2002	2001	2000	1999	1998

	(dollars in millions)
					(unaudited)
Statement of Operations Data:
Sales	$502.6	$523.2	$509.2	$494.4	$441.5
Cost of sales - shipping and handling	137.5	143.2	140.0	126.9	97.3
Cost of sales - products(1)	202.1	224.4	227.7	213.1	183.9
Depreciation and amortization	37.1	32.6	44.3	55.1	42.4
Selling, general and administrative expenses	40.5	38.9	35.5	37.2	46.1
Goodwill write-down(2)	---	---	191.0	87.5	---
Restructuring and other charges(2)(3)	7.7	27.0	425.9	13.7	20.3
Operating earnings (loss)	77.7	57.1	(555.2)	(39.1)	51.6
Net income (loss)	19.7	19.1	(467.7)	(67.5)	3.1

Other Financial Data:
Cash flows provided by operating activities	$80.0	$112.5	$72.1	$78.4	$25.7
Cash flows used for investing activities	(19.1)	(43.6)	(34.0)	(48.1)	(39.3)
Cash flows (used for) provided by financing activities	(67.4)	(53.8)	(43.3)	(33.6)	6.4
Cash interest expense(4)	39.6
Ratio of earnings to fixed charges(5)	1.72x	3.69x	---	---	---

Capital expenditures	$19.5	$43.0	$33.7	$45.6	$56.7

Balance Sheet Data (at period end):
Total cash and cash equivalents	$11.9	$15.9	$0.3	$4.3	$4.9
Total assets	644.0	655.6	636.0	1,290.5	1,423.0
Total debt	437.6	515.1	152.3	196.0	264.7
Net debt(6)	422.5	499.2	151.9	191.7	259.8
____________
(1)	“Cost of sales - products” is presented net of depreciation, depletion and amortization.
(2)

Based on anticipated proceeds from the sale of Compass by IMC, we recorded an asset impairment charge of $616.9 million, $482.1 million after tax, in the fourth quarter of 2000.  In connection with this non-cash charge, goodwill was reduced $191.0 million and mineral properties and rights were reduced $425.9 million.  The goodwill write-down in 1999 was the result of lowering goodwill to its recoverable value based on estimated future discounted cash flows of the business.

(3)

“Restructuring and other charges’’ include primarily those charges related to the impairment of certain idled assets in the fourth quarter of 1998, the restructuring of our business in the fourth quarter of 1999 designed to reduce employee headcount and an asset impairment in the fourth quarter of 2000 related to the planned disposition of Compass by IMC as described in (2) above.  During 2001, we incurred $27.0 million of transaction and transition costs in connection with the Recapitalization.  During 2002, we incurred $7.7 million of transition costs in connection with separating Compass from IMC.  Substantially all cash payments related to these charges have been made.

(4)	‘‘Cash interest expense” represents interest expense less amortization of debt issuance costs plus amortization of the original issuance premium.
(5)

For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of net interest expense including the amortization of deferred debt issuance costs and the interest component of our operating rents. The ratio of earnings to fixed charges on a historical basis is not meaningful because we participated in a credit facility with IMC Global and its affiliates and the level of third-party debt was not comparable to the level of third-party debt in place upon consummation of the Recapitalization, the offering of the April senior subordinated notes and the amendment to the senior credit facilities. Earnings were insufficient to cover fixed charges by approximately $1.5 million, $55.6 million and $572.5 million, respectively, for the fiscal years ended December 31, 1998, 1999 and 2000.

(6)	‘‘Net debt’’ represents total debt less total cash and cash equivalents and net of original issuance premium.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1, “Business—Risk Factors.” The following discussion should be read together with the combined and consolidated financial statements and notes thereto included elsewhere in this annual report.

Company Overview

            We are the second largest producer of salt in North America, the largest producer of salt in the U.K., and overall, the world’s third largest producer of salt. In addition, in North America we are the largest producer of SOP which is used in the production of specialty fertilizers. Salt is one of the most widely used minerals in the world and has a wide variety of end-use applications, including highway deicing, food grade applications, water conditioning and various industrial uses.

For the year ended December 31, 2002, we sold approximately 11.0 million tons of salt and other minerals, generating sales of $502.6 million and operating income of $77.7 million.

            The combined and consolidated financial information related to periods ending 2001 and prior included in this annual report has been derived from the consolidated financial statements of IMC. The preparation of this information was based on certain assumptions and estimates including allocations of costs from IMC which we believe are reasonable. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if we had been a separate, stand-alone entity during the periods presented or our future results of operations, financial position and cash flows.

            In connection with the Recapitalization, we have incurred substantial indebtedness, interest expense and repayment obligations. The interest expense relating to this debt has adversely affected our net income.

Management’s Discussion on Critical Accounting Policies

            We have identified the critical accounting policies that are most important to the portrayal of our financial condition and results of operations.  The policies set forth below require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventory Allowances

            We record allowances for unusable or slow moving finished goods and raw materials and supplies inventory.  We adjust the value of certain inventory to the estimated market value to the extent that management’s assumptions of future demand, market or functional conditions indicate the cost basis is either in excess of market or the inventory will not be utilized or sold in future operations.  If actual demand or conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Mineral Rights

            We maintain $157.6 million of net mineral rights as part of fixed assets.  Mineral rights are stated at cost with amortization based on the units of production method, taking into account estimates of recoverable reserves and, in certain instances, the duration of the mining rights.  If the actual size, quality or recoverability of the minerals is less than that projected by management or if the length of time of the right to mine the minerals is less than that projected by management, then the rate of amortization could be increased or the value of the rights could be reduced by a material amount.

Deferred Tax Asset Valuation Allowance

            We have approximately $104.8 million of net operating loss carryforwards (“NOLs”) at December 31, 2002 that expire between 2009 and 2020. We have previously experienced two ownership changes that have placed significant limitations on our ability to use these NOLs.  Since we do not consider utilization of these credits to be more likely than not under our proposed operating structure and current tax law, a valuation allowance has been recorded for the entire amount of the NOLs.  In making this determination, management considers a multitude of factors including its internal forecasts.  Many of the assumptions in these forecasts are inherently difficult to predict and in some cases are outside of our direct control, and therefore, may prove to be significantly different than the actual outcomes.  As a result, the amount of required valuation allowance could be materially different.

Pension Plans

            Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans.  These assumptions include discount rates, expected long-term rates of return on plan assets and rates of increase in compensation levels.  If actual results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, thereby increasing pension expense and our pension liability.  Note 7 in our combined and consolidated financial statements included in this annual report provides additional information regarding pension assumptions used by us.

Other Significant Accounting Policies

            Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our financial statements.   Policies related to revenue recognition, financial instruments and consolidation policy require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.  Certain of these matters are among topics currently under re-examination by accounting standards setters and regulators.  Although no specific conclusions reached to date by these standard setters appear likely to cause a material change in our accounting policies, future outcomes cannot be predicted with confidence.

Results of Operations

            The following table sets forth certain combined and consolidated historical financial information for the years ended December 31, 2002, 2001 and 2000.  We record sales to customers based upon total billings, including pass-through shipping and handling costs necessary to transport our products from the production site to the delivery point.  We manage the profitability and attractiveness of existing and prospective customers, product lines and plants by, among other factors, analyzing the customer billings net of related shipping and handling costs.  This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

            The following table and discussion should be read in conjunction with the information contained in our combined and consolidated financial statements and the notes thereto included elsewhere in this annual report.

	For the year ended December 31,

	2002	2001	2000

	(dollars in millions)

Sales	$502.6	$523.2	$509.2
Cost of sales - shipping and handling	137.5	143.2	140.0
Cost of sales - products	239.2	257.0	272.0

Gross profit	125.9	123.0	97.2
Selling, general and administrative expenses	40.5	38.9	35.5
Goodwill write-down	-	-	191.0
Restructuring and other charges	7.7	27.0	425.9

Operating earnings (loss)	77.7	57.1	(555.2)
Interest expense	41.3	14.3	16.4
Other (income) expense	4.9	(3.1)	(0.2)

Income (loss) before taxes	31.5	45.9	(571.4)
Income tax expense (benefit)	11.8	26.8	(103.7)

Net income (loss)	$19.7	$19.1	$(467.7)

Sales by Segment:
Salt	$452.5	$485.0	$465.1
Specialty potash fertilizers	50.1	38.2	44.1

Total	$502.6	$523.2	$509.2

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Sales

            Sales for 2002 of $502.6 million decreased $20.6 million, or 3.9% compared to $523.2 million in 2001.  Sales include revenues from the sale of our products (“Product Sales”) as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer.  Such shipping and handling fees were $137.5 million during 2002, a decrease of $5.7 million compared to 2001 shipping and handling fees of $143.2 million.  The decline in shipping and handling related fees during 2002 is due to fewer tons of products sold compared to 2001.

            Product Sales for 2002 of $365.1 million decreased $14.9 million, or 3.9% compared to $380.0 million for 2001. Salt Product Sales for 2002 of $322.3 million decreased $19.5 million, or 5.7% compared to $341.8 million for 2001. This decrease was primarily the result of lower sales volumes in both of our North American and U.K. highway deicing product lines and as well as consumer deicing volumes in the general trade product line, all due to the mild winter experienced in the March 2002 quarter.  In particular, highway deicing and consumer deicing Product Sales for the March 2002 quarter decreased $14.1 million and $9.2 million, respectively, from the prior year period.  Even though the lower sales volumes continued in the U.K. through the December 2002 quarter, North American sales for the December 2002 quarter were approximately at average historical levels.  Overall, the reductions in sales volume s were offset in part by improved pricing in our North American and U.K. highway deicing product lines and general trade products.  SOP Product Sales for 2002 of $42.8 million increased $4.6 million compared to $38.2 million for 2001 due to increased sales volumes partially offset by lower average prices.

Gross Profit

            Gross profit for 2002 of $125.9 million increased $2.9 million, or 2.4% compared to $123.0 million for 2001. The increase in gross profit primarily reflects the impact of improved salt pricing, the successful implementation of a cost reduction program, and increased SOP sales volumes, offset in part by lower volumes of highway and consumer deicing products.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses of $40.5 million for 2002 increased $1.6 million, or 4.1% compared to $38.9 million for 2001.  The increase primarily reflects additional costs related to our transition to a stand-alone entity for services previously provided by IMC prior to the Recapitalization.

Restructuring and Other Charges

            Transition costs are non-recurring in nature and relate to charges required to establish us as an independent entity.  During 2002, we incurred $7.7 million of transition costs that were directly related to our transition from an entity controlled by IMC and consisted primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies and costs associated with determining the post-closing purchase price adjustment.

Interest Expense

            Interest expense for 2002 of $41.3 million increased $27.0 million compared to $14.3 million for 2001. This increase is the result of our new capital structure following the Recapitalization on November 28, 2001.

Other (Income) Expense

            Other expense for 2002 of $4.9 million increased $8.0 million compared to other income of $3.1 million for 2001.  Other income in 2001 was primarily interest income earned from IMC.  We earned no interest income from IMC in 2002.  Additionally, we recorded a $5.3 million loss related to refinancing our term loan in 2002.

Income Tax Expense

            Income tax expense for 2002 of $11.8 million decreased $15.0 million compared to $26.8 million of income tax expense for 2001 due to a decline in pre-tax income partially resulting from higher interest expense following the Recapitalization.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of previously reserved NOLs, non-deductible transaction costs and foreign mining taxes.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Sales

            Sales for 2001 of $523.2 million increased $14.0 million, or 2.7% compared to $509.2 million in 2000.  Sales include Product Sales as well as pass-through shipping and handling fees charged to customers to reimburse the Company for shipping and handling costs incurred in delivering salt and SOP product to the customer.  Such shipping and handling fees were $143.2 million during 2001, an increase of $3.2 million compared to 2000 shipping and handling fees of $140.0 million.  The increase in shipping and handling related fees during 2001 is due to more tons of products sold compared to 2000.

            Product Sales for 2001 of $380.0 million increased $10.8 million, or 2.9% compared to $369.2 million for 2000. Salt Product Sales for 2001 of $341.8 million increased $16.7 million, or 5.1% compared to $325.1 million for 2000. This increase was primarily the result of higher highway deicing sales volumes in the U.K., higher general trade sales volumes and improved pricing in the North American highway deicing product line for the last half of 2001. In particular, highway deicing Product Sales for 2001 increased 8.4%, contributing approximately $12 million of additional Product Sales.  There was also an increase in consumer deicing Product Sales of approximately $3 million as compared to the prior year period.

            SOP Product Sales for 2001 of $38.2 million decreased $5.9 million, or 13.4% compared to $44.1 million for 2000. SOP sales volumes for 2001 declined approximately 23.6% as compared to 2000 as a result of lower demand for fertilizers and reduced marketing of SOP as part of IMC’s broader potash marketing strategy. This decline was partially offset by a 10.2% increase in the average price of SOP.

Gross Profit

            Gross profit for 2001 of $123.0 million increased $25.8 million, or 26.5% compared to $97.2 million for 2000. This improvement in gross profit primarily reflects the impact of stronger sales of our winter deicing products during the first quarter of 2001. In addition, reduced SOP sales were more than offset by cost reductions, primarily in the form of lower consumption of purchased raw materials at our Ogden solar evaporation facility. Purchased raw materials are used to supplement SOP production when SOP sales volumes exceed the SOP volumes that can be achieved from the annual potash harvest. Furthermore, as a result of asset impairment charges recorded in the fourth quarter of 2000, gross profit during 2001 was favorably impacted by reduced depreciation and amortization expenses of $10.9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2001 of $38.9 million increased $3.4 million, or 9.6% compared to $35.5 million for 2000 primarily reflecting higher sales related charges.

Goodwill Write-down, Restructuring and Other Charges

            During 2001, we incurred $27.0 million in expenses in connection with the Recapitalization which consisted of transaction and transition costs.  The transaction costs were directly related to the acquisition and consisted primarily of outside professional services.  Transition costs are non-recurring in nature and related to charges required to establish Compass as an independent entity.  During 2000, we recorded goodwill write-down and restructuring and other charges of $616.9 million.  The 2000 charges were comprised of a $191.0 million write-down of goodwill and $425.9 million of restructuring and other charges, which were recorded in the fourth quarter.  Substantially all these charges were non-cash charges and reflected the amount by which our net book value exceeded IMC’s anticipated proceeds from the disposition of Compass.

Other Income/Expense

Other income for 2001 of $3.1 million increased $2.9 million compared to $0.2 million for 2000. This increase was largely the result of Canadian non-cash foreign currency exchange gains.

Interest Expense

            Interest expense for 2001 of $14.3 million decreased $2.1 million, or 12.8% compared to $16.4 million for 2000. This decrease was primarily the result of lower average borrowings from IMC and its affiliates during 2001 as compared to the prior year period, partially offset by interest expense related to our new debt borrowings at the end of 2001 related to the Recapitalization.

Income Tax Expense

            Income tax expense for 2001 of $26.8 million increased $130.5 million compared to an income tax benefit of $103.7 million for 2000. This was due to the effect in 2000 of the $616.9 million asset impairment recorded by us which resulted in an income tax benefit for the year. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, non-deductible transaction costs and amortization of goodwill not deductible for tax purposes.

Liquidity and Capital Resources

            Historically, we have used cash generated from operations to meet our working capital needs and to fund capital expenditures. Prior to the Recapitalization, in North America, we participated in IMC’s centralized treasury management system whereby all of our cash receipts were remitted to IMC and all cash disbursements were paid by IMC.  Prior to the Recapitalization, we maintained a £4.0 million revolving credit facility in the U.K. to manage daily cash receipts and disbursements.

Post-Recapitalization

            Effective with the consummation of the Recapitalization, we no longer participate in IMC’s centralized treasury management system.  Following the Recapitalization, we established our own centralized treasury management system.  The primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

            We incurred substantial indebtedness in connection with the Recapitalization.  As of December 31, 2002, we had $434.4 million of principal indebtedness, net of issuance premium. The significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations.

            Concurrent with the Recapitalization, we issued $250.0 million aggregate principal amount of 10% senior subordinated notes due 2011 and entered into the senior credit facilities. The senior credit facilities provided for a term loan in the principal amount of $225.0 million and a revolving credit facility in an aggregate amount of up to $135.0 million. Upon consummation of the Recapitalization, we borrowed the full amount available under the term loan facility and made borrowings under the revolving credit facility based upon our working capital needs.  No borrowings were outstanding under the revolving credit facility as of December 31, 2002.  Future borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of December 31, 2002, approximately $126.4 million was available under the revolving credit facility.  The revolving credit facility is available until 2008.

            On April 10, 2002, we completed an offering of an additional $75.0 million aggregate principal amount of our senior subordinated notes, or the “New Notes.”  The New Notes are governed by, and treated as a single class of securities under an indenture, dated November 28, 2001, between us and The Bank of New York, as trustee.  The proceeds from the offering of the New Notes in the amount of $78.4 million, including a purchase premium in the amount of $3.4 million, were used to refinance borrowings under the term loan credit facility and pay related fees and expenses.  The New Notes mature in August 2011.  As part of the issuance of the New Notes, we amended the senior credit facilities to reduce the term loan facility to $150.0 million and reduce the related interest rate margin by 0.75%.  Borrowings under the amended term loan facility are due and payable in quarterly installment s that began in 2002.  The quarterly term loan amortization payments due before 2009 approximate $1.1 million on an annual basis, or 1% of the term loan.  The remaining balance of the term loan facility will amortize in equal quarterly installments in the eighth year of the term loan facility.  As of December 31, 2002, the outstanding balance of the term loan was $109.3 million.

            Also, in connection with the Recapitalization, we received in excess of $114.0 million of net operating loss carryforwards and expect to realize significant cash tax savings if these carryforwards are able to be utilized.  During 2002, net utilization of net operating loss carryforwards was approximately $9.2 million.  Due to the uncertainty that these carryforwards will be utilized, a full valuation allowance was previously established against the remaining deferred tax asset.

            We have two defined benefit pension plans for certain of our U.K. and U.S. employees.  Our cash funding policy is to make the minimum annual contributions required by applicable regulations.  Since the plans’ accumulated benefit obligations are in excess of the fair value of the plans’ assets as of December 31, 2002, we may be required to use cash from operations above our historical levels to further fund these plans in the future.

Parent Company Obligations

            In December 2002, certain holders of SHC preferred stock converted their preferred stock into subordinated discount notes.  SHC then issued $123.5 million in aggregate principal amount at maturity of 12¾% Senior Discount Notes due 2012 (the “SHC Discount Notes”), in exchange for the subordinated discount notes.  No cash interest will accrue on the SHC Discount Notes prior to December 15, 2007.  The accreted value of each SHC Discount Note will increase from the date of issuance until December 15, 2007 at a rate of 12¾% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on December 15, 2007.  Cash interest will accrue on the SHC Discount Notes at a rate of 12¾% per annum, beginning December 15, 2007.  The SHC Discount Notes are not part of our combined and consolidated financial statement s.  However, our operations are currently the main source of cash which is expected to service the SHC Discount Notes.

For the year ended December 31, 2002

            Net cash flow generated by operating activities was $80.0 million for the year ended December 31, 2002. Of this amount, $12.4 million was generated by working capital reductions.  The primary working capital reductions were increases in accounts payable and accrued expenses of $14.5 million and decreases in inventories of $3.8 million offset in part by an increase in receivables of $5.9 million.  The improvement in working capital is partially due to faster collections of our receivables and the timing of interest payments.  These improvements were partially offset by more severe winter weather in December 2002 than in December 2001.  Additionally, during 2002, we amended an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility.  We received a one-time cash payment of $8.0 million related to the amendment which terminates in December 2010.  In the future we may elect to resume purchasing salt from the supplier’s facility.  In that event, we would repay a ratable portion of the cash received.

            Net cash flow used by investing activities was $19.1 million for the year ended December 31, 2002, primarily related to capital expenditures.  Extensive efforts have been made throughout 2002 to focus capital spending on maintaining the business while leveraging off of our growth and cost reduction capital spending in prior years.  Capital expenditures during 2002 included $17.0 million of expenditures to maintain our facilities. During the four years prior to 2002, on average, we have spent in excess of $20.0 million per year in growth and cost reduction capital expenditures to upgrade our core operating facilities, expand and rationalize production capacities and improve operating efficiencies.  Growth and cost reduction capital expenditures were $2.5 million for 2002.

            Net cash flow used by financing activities was $67.4 million for the year ended December 31, 2002, primarily due to the $39.8 million repayment of borrowings under our revolving credit facility, combined with $40.0 million of voluntary principal repayments that reduced the amount of long-term debt outstanding under our term loan credit facility.  These cash uses were partially offset by approximately $13 million of capital contributions from SHC, which represents proceeds received by SHC from IMC related to the post-closing purchase price adjustment.

            In connection with the offering of the New Notes, we amended and restated our senior credit facilities and reduced the term loan credit facility to $150.0 million.  In connection with this transaction, we recorded a charge to Other (income) expense in the accompanying consolidated statement of operations of approximately $5.3 million which was reflected as a non-cash add-back to net cash provided by operating activities.

For the year ended December 31, 2001

            Net cash flow generated by operating activities was $112.5 million for the year ended December 31, 2001. Of this amount, $51.3 million was generated by working capital reductions. The largest working capital reduction, reflective of our exposure to weather conditions, was a $36.3 million decrease in our receivables.  This reduction was primarily related to more severe winter weather in December 2000 than in December 2001.

            Net cash flow used by investing activities was $43.6 million for the year ended December 31, 2001, primarily representing capital expenditures of the business. As part of these capital expenditures, we incurred $5.2 million related to the new mine shaft, mill and headframe at the Cote Blanche, Louisiana facility. The remaining capital expenditures included $26.3 million of expenditures to maintain our facilities and $11.6 million of growth and cost reduction capital expenditures. The significant growth and cost reduction projects related to the continuing expansion of our Lyons, Kansas evaporation facility and the purchase of a continuous miner at our Winsford facility.

            Net cash flow used by financing activities was $53.8 million for the year ended December 31, 2001. A significant level of activity occurred during the fourth quarter as a result of the Recapitalization.  Most notably, we borrowed $250.0 million from our newly issued Senior Subordinated Notes, $225.0 million from our new term loan and approximately $39.8 million on our new revolving credit facility. These funds were used primarily to repay certain notes payable to IMC and affiliates and to declare a dividend to IMC.  We also incurred $18.0 million in financing costs.  Additionally, $70.7 million were used in the net repayment of third-party debt, including a £45.0 million bank facility for our U.K. operations.

For the year ended December 31, 2000

Net cash flow generated from operating activities was $72.1 million for the year ended December 31, 2000. Of this amount, $6.5 million was generated by working capital reductions.

            Net cash flow used by investing activities was $34.0 million for the year ended December 31, 2000 primarily representing capital expenditures of the business. Included in this amount was $9.4 million related to the construction of the new mine shaft, mill and headframe at our Cote Blanche, Louisiana facility. The remaining capital expenditures primarily relate to $18.8 million of expenditures to maintain our facilities and $5.5 million of growth and cost reduction capital expenditures.  The significant growth and cost reduction projects related to the completion of the rationalization of our facilities in Hutchinson and Lyons, Kansas as well as energy and manpower efficiency projects at our evaporation facilities.

            Net cash used by financing activities was $43.3 million for the year ended December 31, 2000, of which $39.6 million was repayments of borrowings from IMC and its affiliates.  The remaining $3.7 million related to the net repayment of third-party debt, which included capital leases.

Our contractual obligations and commitments as of December 31, 2002 are as follows (in millions):

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5Years	After 5 Years

Long-term Debt	$434.3	$1.1	$2.2	$2.2	$428.8
Capital Lease Obligations	0.1	0.1	-	-	-
Operating Leases (a)	26.9	5.9	7.6	4.9	8.5
Unconditional Purchase Obligations (b)	65.9	7.8	15.7	15.7	26.7

Total Contractual Cash Obligations	$527.2	$14.9	$25.5	$22.8	$464.0

Amount of Commitment Expiration per Period

Other Commitments	Total	Less than 1 Year	2-3 Years	4-5Years	After 5 Years

Revolver	$126.4	$-	$-	$-	$126.4
Letters of Credit	8.6	8.6	-	-	-

Total Other Commitments	$135.0	$8.6	$-	$-	$126.4

___________________
(a) We lease property and equipment under non-cancelable operating leases for varying periods.
(b) We have long-term contracts to purchase certain amounts of electricity and steam.

            Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

            Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior credit facilities, will be adequate to meet our short-term liquidity needs.

            There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Sensitivity Analysis Related to EBITDA

            Both prior to the Recapitalization and in connection with the Recapitalization, we have incurred significant non-recurring restructuring and other charges that impact our results of operations.  As a result, our results of operations and cash flows are not indicative of what they would have been had we not incurred these non-recurring charges.  We believe it would be helpful to provide a sensitivity analysis that describes our ability to satisfy our debt service, capital expenditures and working capital requirements in terms of EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA (EBITDA adjusted for the restructuring and other charges described below).  Not only do we believe these non-GAAP measures can assist investors in understanding our cost structure, cash flows and financial position, but also financial covenants and ratios in our senior credit faciliti es and our indentures, such as restrictions on payments and indebtedness and ratios relating to leverage, interest coverage and fixed charge coverage, are also tied to measures that are calculated by adjusting EBITDA as described below.  We believe it is necessary to adjust EBITDA to enable investors to see how we view our business given the significant non-recurring restructuring and other charges that have historically affected our results of operations.

            Neither EBITDA nor Adjusted EBITDA are calculated under GAAP and neither should be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. While EBITDA and Adjusted EBITDA and similar variations thereof are frequently used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

The following is a summary of our goodwill write-down, restructuring and other charges incurred for each of our last five fiscal years:

For the year ended December 31, 1998

            In 1998, we incurred restructuring and other charges in the amount of $20.3 million.  These charges were largely related to the impairment of certain of our assets in the fourth quarter of 1998, including a $17.7 million write-down of property, plant and equipment at our Hutchinson and Canadian locations, driven by the consolidation of certain facilities.  The majority of the write-down related to production equipment and mineral rights.  The remaining $2.6 million charge relates to the estimated costs of closing the facilities and the severance of employees.

For the year ended December 31, 1999

            In the fourth quarter of 1999, IMC implemented a restructuring program which included the closure of our Hutchinson facility and reductions in our employee headcount.  In conjunction with this program, we recorded a restructuring charge of $13.7 million, which was comprised of the following:

$1.1 million was related to disposal of property, plant and equipment at our Hutchinson facility;
$1.9 million of closure costs for moving certain businesses from our Hutchinson plant to other facilities and incremental environmental land reclamation of surrounding areas;
  $8.0 million for severance benefits related to employee headcount reductions in connection with IMC’s restructuring program (most of these reductions were the result of the closure of our Hutchinson facility); and

$2.7 million to reduce the carrying value of inventories and spare parts as a result of the closure of our Hutchinson facility.

            In 1999, we also recorded a charge in the amount of $87.5 million in connection with goodwill write-down related to our election to change our method of assessing the recoverability of goodwill from one based on undiscounted cash flows to one based on discounted cash flows.  We recorded this non-cash write-down of goodwill in the fourth quarter of 1999 as a result of this change in methodology.

For the year ended December 31, 2000

            In the fourth quarter of 2000, IMC authorized its board of directors to proceed with the sale of our operations.  In connection with the proposed sale, we recorded an impairment charge of $616.6 million, $482.1 million after tax, in the fourth quarter of 2000.  In addition, as part of this charge, goodwill was reduced $191.0 million to zero and mineral properties and rights was reduced $425.6 million.  We recorded a $0.2 million after tax charge for employee severance costs in connection with the proposed sale.

For the year ended December 31, 2001

            In connection with the Recapitalization, we expensed certain transaction and transition costs.  We incurred $20.1 million of transaction costs related to activities associated with the Recapitalization (which consisted primarily of costs related to outside professional services).  We also expensed $6.9 million of transition costs related to activities and other charges incurred in connection with separating SHC from IMC.

For the year ended December 31, 2002

            Following the Recapitalization, we incurred and expensed certain non-recurring costs totaling $7.7 million that consist of transition costs required to establish us as an independent entity.  The costs were directly related to the transition from an entity controlled by IMC and consisted primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies and costs associated with determining the post-closing purchase price adjustment.

            The adjustments to EBITDA set forth in the table below include adjustments relating to the expenses and charges described above, which we believe are not likely to recur.  Although these adjustments are not permitted as adjustments in preparing financial statements in accordance with Regulation S-X, management believes that the presentation of EBITDA, as so adjusted, provides useful information in analyzing the effects of non-recurring restructuring charges, including those resulting from the Recapitalization.

	For the year ended December 31,

	2002	2001	2000	1999	1998

					(unaudited)
	(dollars in millions)
Net income (loss)	$19.7	$19.1	$(467.7)	$(67.5)	$3.1
Income tax expense (benefit)	11.8	26.8	(103.7)	12.4	18.9
Interest expense	41.3	14.3	16.4	19.0	23.2
Depreciation and amortization	37.1	32.6	44.3	55.1	42.4
Goodwill write-down	---	---	191.0	87.5	---

EBITDA	109.9	92.8	(319.7)	106.5	87.6
Adjustments to income (loss) from operations:
Restructuring and other charges	7.7	27.0	425.9	13.7	20.3
Other (income) expense, net (1)	4.9	(3.1)	(0.2)	(3.0)	6.4

Adjusted EBITDA	$122.5	$116.7	$106.0	$117.2	$114.3

____________
(1) “Other income” primarily includes losses on early retirements of debt ($5.3 million in 2002 and $3.6 million in 1998), interest income and non-cash foreign exchange gains and losses.

Effects of Currency Fluctuations and Inflation

            We conduct operations in Canada, the U.K. and the U.S.  Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pound sterling, Canadian dollars and other currencies also being significant . We generated 36% of our 2002 sales in foreign currencies, and we incurred 35% of our 2002 total operating expenses in foreign currencies. The net depreciation of the pound sterling and Canadian dollar against the U.S. dollar and other world currencies over the 1998 to 2002 period has had a negative impact on our sales and EBITDA, as reported in U.S. dollars in our combined and consolidated financial statements. Significant changes in the value of the Canadian dollar, the euro or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt.

Seasonality

            We experience a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we and our customers stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.

Recent Accounting Pronouncements

            We have adopted the new rules on accounting for goodwill and other intangible assets as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the statements.  Other intangible assets continue to be amortized over their useful lives.  Adoption of these statements did not have a material impact on our financial statements as we, in the fourth quarter of 2000, recorded a charge to reduce goodwill to zero and has no material other intangible assets with indefinite lives.

            In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”  The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an obligation related to the retirement of certain long-lived assets.  The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset.  SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred and the cost to be capitalized by increasing the carrying amount of the related long-lived asset.  SFAS No. 143 became effective for us on January 1, 2003.  We have determined that its adoption will not have a material impact on its fi nancial position, results of operations or cash flows.

            In January of 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This statement establishes an accounting model based on SFAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB No. 30.  We adopted SFAS No. 144 as of January 1, 2002 without significant effect on our consolidated financial statements.

            During the second quarter of 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. The early adoption of SFAS No. 145 resulted in a $5.3 million charge to other (income) expense related to the debt refinancing that occurred in the quarter ended June 30, 2002 (See Note 6 in the accompanying combined and consolidated financial statements).  Under previous guidance this charge would have been recorded as extraordinary loss, net of tax, on the consolidated statement of operations.

            In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  We believe that the adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations or cash flows.

            In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under the APB Opinion No. 25 to SFAS No. 123’s fair value method of accounting, if a company so elects.  We have elected to continue to follow the accounting method under APB Opinion No. 25.

            Also during 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The Interpretation requires that a guarantor recognize a liability for the fair value of guarantee obligations issued after December 31, 2002. We determined that their were no guarantees requiring disclosure as of December 31, 2002. We will record the fair value of future material guarantees, if any.

            FIN 46, “Consolidation of Variable Interest Entities,” is effective immediately for all enterprises with variable interests in variable interest entities.  If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses, if they occur, or receives a majority of the entity’s expected residual returns, if they occur, or both.  We have determined that we do not have variable interest entities, therefore, the impact of FIN 46 did not have any effect on our results of operations or financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency translation risk and commodity pricing risk.  In the future, management may take actions that would mitigate our exposure to these types of risks including forward purchase contracts and financial instruments.  However, there can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with these risks.  We will not enter into any financial instrument arrangements for speculative purposes.

Interest Rate Risk

            As of December 31, 2002, we had $109.3 million of debt outstanding under the term loan facility and no debt outstanding under our revolving credit facility.  Both the term loan facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates.  Assuming no change in the term loan facility borrowings at December 31, 2002, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 2002 would have increased by approximately $1.2 million.

Effects of Currency Fluctuations

            Our operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with British pound sterling and Canadian dollars also being significant.  Our historical results do not reflect any foreign exchange hedging activity.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

            We have reviewed various options available to mitigate the impact of fluctuating natural gas prices.  During 2002 and 2003, we have entered into certain financial instruments related to the purchase of natural gas.  We have determined that these financial instruments qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Shareholders
of Compass Minerals Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Compass Minerals Group, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2002 when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.   We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Kansas City, Missouri
March 24, 2003

Report of Independent Auditors

To the Board of Directors and Shareholders
Compass Minerals Group, Inc.

We have audited the accompanying consolidated balance sheet of Compass Minerals Group, Inc. as of December 31, 2001, and the related combined and consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule for the years ended December 31, 2001 and 2000 listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals Group, Inc. at December 31, 2001, and the combined and consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Kansas City, Missouri
March 8, 2002

COMPASS MINERALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(in millions, except share data)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$11.9	$15.9
Receivables, less allowance for doubtful accounts of $1.6 million in 2002 and $2.0 million in 2001	94.5	87.9
Inventories	96.5	99.4
Other	0.7	2.0

Total current assets	203.6	205.2

Property, plant and equipment, net	413.2	422.1
Other	27.2	28.3

Total assets	$644.0	$655.6

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1.2	$2.5
Accounts payable	62.3	52.8
Accrued expenses	8.9	17.5
Accrued interest	12.6	3.2
Accrued salaries and wages	12.6	10.5
Income taxes payable	4.8	2.9

Total current liabilities	102.4	89.4
Long-term debt, net of current portion	436.4	512.6
Deferred income taxes	99.6	101.1
Other noncurrent liabilities	25.3	10.3

Commitments and contingencies (Note 8)

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding	---	---
Additional paid in capital	349.5	333.6
Accumulated deficit	(369.3)	(389.0)
Accumulated other comprehensive (loss) income	0.1	(2.4)

Total stockholder’s equity (deficit)	(19.7)	(57.8)

Total liabilities and stockholder’s equity (deficit)	$644.0	$655.6

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
(in millions)

	2002	2001	2000

Sales	$502.6	$523.2	$509.2
Cost of sales - shipping and handling	137.5	143.2	140.0
Cost of sales - products	239.2	257.0	272.0

Gross profit	125.9	123.0	97.2
Selling, general and administrative expenses	40.5	38.9	35.5
Goodwill write-down	---	---	191.0
Restructuring and other charges	7.7	27.0	425.9

Operating earnings (loss)	77.7	57.1	(555.2)
Other (income) expense:
Interest expense	41.3	14.3	16.4
Other, net	4.9	(3.1)	(0.2)

Income (loss) before income taxes	31.5	45.9	(571.4)
Income tax expense (benefit)	11.8	26.8	(103.7)

Net income (loss)	$19.7	$19.1	$(467.7)

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
For the years ended December 31, 2002, 2001 and 2000
(in millions)

					Accumulated
			Additional	Accumulated	Other
	Common		Paid In	Excess	Comprehensive
	Stock		Capital	(Deficit)	Income (Loss)	Total

Balance, December 31, 1999	$	---	$944.7	$(189.6)	$2.5		$757.6

Comprehensive loss:
Net loss				(467.7)			(467.7)
Cumulative translation adjustments					(1.4)		(1.4)

Comprehensive loss							(469.1)

Balance, December 31, 2000		---	944.7	(657.3)	1.1		288.5

Comprehensive income:
Net income				36.0			36.0
Cumulative translation adjustments					(3.2)		(3.2)

Comprehensive income							32.8
Capital contribution from IMC			82.0				82.0
Dividend to IMC and affiliates				(71.1)			(71.1)

Balance, November 27, 2001	$	---	$1,026.7	$(692.4)	$(2.1)		$332.2

Balance, November 28, 2001	$	---	$ ---	$ ---	$ ---	$	---
Contribution of IMCI net assets to CMG (Note 1)			332.2				332.2
Dividend to IMC				(372.1)			(372.1)
Comprehensive loss:
Net loss				(16.9)			(16.9)
Unfunded pension losses, net of tax					(5.4)		(5.4)
Cumulative translation adjustments					3.0		3.0

Comprehensive loss							(19.3)
Capital contribution			1.4				1.4

Balance, December 31, 2001		---	333.6	(389.0)	(2.4)		(57.8)

Comprehensive income:
Net income				19.7			19.7
Unfunded pension losses, net of tax					(6.5)		(6.5)
Unrealized gain on cash flow hedges, net of tax					0.1		0.1
Cumulative translation adjustments					8.9		8.9

Comprehensive income							22.2
Capital contributions			15.9				15.9

Balance, December 31, 2002	$	---	$349.5	$(369.3)	$0.1		$(19.7)

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(in millions)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$19.7	$19.1	$(467.7)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and depletion	37.1	32.6	38.8
Amortization	1.9	0.2	5.5
Goodwill write-down	---	---	191.0
Early extinguishment of long-term debt	5.3	---	---
Restructuring charge and other charges, net of cash	1.1	1.4	425.6
Deferred income taxes	(1.5)	8.2	(129.6)
Loss on disposal of property, plant and equipment	0.2	0.2	1.9
Changes in operating assets and liabilities:
Receivables	(5.9)	36.3	(44.4)
Inventories	3.8	(20.9)	24.8
Other assets	(1.6)	1.8	0.6
Accounts payable and accrued expenses	14.5	3.8	11.0
Due to IMC and affiliates	---	32.1	15.1
Other noncurrent liabilities	5.4	(2.3)	(0.5)

Net cash provided by operating activities	80.0	112.5	72.1

Cash flows from investing activities:
Capital expenditures	(19.5)	(43.0)	(33.7)
Proceeds from sales of property, plant and equipment	0.6	0.2	0.9
Other	(0.2)	(0.8)	(1.2)

Net cash used in investing activities	(19.1)	(43.6)	(34.0)

Cash flows from financing activities:
Revolver activity	(39.8)	35.4	1.6
Proceeds from issuance of long-term debt	78.4	475.0	---
Principal payments on other long-term debt, including capital leases	(115.9)	(66.3)	(5.3)
Payments from (to) IMC and affiliates, net	---	(81.1)	(39.6)
Dividend to IMC and affiliates	---	(398.8)	---
Deferred financing costs	(3.9)	(18.0)	---
Capital contributions from SHC	12.8	---	---
Other	1.0	---	---

Net cash used in financing activities	(67.4)	(53.8)	(43.3)

Effect of exchange rate changes on cash and cash equivalents	2.5	0.5	1.3

Net increase (decrease) in cash and cash equivalents	(4.0)	15.6	(3.9)
Cash and cash equivalents, beginning of year	15.9	0.3	4.2

Cash and cash equivalents, end of year	$11.9	$15.9	$0.3

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
For the years ended December 31, 2002, 2001 and 2000
(in millions)

	2002		2001	2000

Supplemental cash flow information:
Interest paid excluding capitalized interest		$29.4	$15.4		$12.5
Income taxes paid		10.4	14.8		4.5

Supplemental disclosure of noncash activities:
Dividends to IMC and affiliates	$	---	$44.5	$	---
Capital contributions from IMC and affiliates		---	82.0		---

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Formation and Basis of Presentation:

         The combined and consolidated financial statements include the accounts of Compass Minerals Group, Inc. (“CMG” or the Company), formerly IMC Inorganic Chemicals Inc. (“IMCI”), and the combined and consolidated results of its three wholly-owned subsidiaries listed below.

NAMSCO Inc. (“NAMSCO”) and subsidiaries
North American Salt Company (“NASC”)
Carey Salt Company
Sifto Canada Inc. (“Sifto”)

GSL Corporation and subsidiary (“GSL”)
Great Salt Lake Minerals Corporation

Compass Minerals (Europe) Limited (“CMGE”) and subsidiaries
Compass Minerals (UK) Limited
Salt Union Limited U.K. (“SUL”) and subsidiaries

         On November 28, 2001, IMC Inc. (“IMC”) completed the sale of CMG to Salt Holdings Corporation (“SHC”), an affiliate of Apollo Management V, L.P. (“Apollo”), whereby SHC acquired control of CMG in a recapitalization transaction (“Recapitalization”). The acquisition has been accounted for as a leveraged recapitalization.  The excess of the purchase price over the net assets acquired was recorded in Stockholder’s Equity of SHC. The purchase price was approximately $625 million subject to certain post closing adjustments.  Immediately following the Recapitalization, on a fully-diluted basis for management options and stock issuable under SHC’s stock option plan, Apollo, co-investors and management owned approximately 81% of the outstanding common stock of SHC and IMC owned approximately 19% of the outstanding common stock of SHC.

         These combined and consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the subsidiaries that were included in the Recapitalization.

         The Company has been a wholly-owned subsidiary of SHC since SHC’s acquisition of the Company on November 28, 2001.  CMG was a wholly-owned subsidiary of IMC since IMC’s acquisition of IMCI on April 1, 1998.  Certain wholly-owned subsidiaries of IMCI (prior to the Recapitalization described above) have been specifically excluded from the combined financial statements for periods prior to the Recapitalization since these subsidiaries were not part of the Recapitalization.

         The Company is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe.  Its principal products are salt and sulfate of potash. The Company serves a variety of markets, including agriculture, food processing, chemical processing, water conditioning and highway deicing.

         Prior to the Recapitalization, sales in the accompanying combined and consolidated statements of operations represent sales directly attributable to the Company.  Costs and expenses in the accompanying combined and consolidated statements of operations represent direct costs and expenses related to the Company.  In addition, the combined and consolidated statements of operations include the estimated cost of all services provided by IMC and its subsidiaries to the Company through November 27, 2001, which had previously not been directly allocated to the Company.  All of the allocations and estimates in the combined and consolidated statements of operations are based on assumptions that Company management believes are reasonable under the circumstances.  However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Company had been operated as a separate entity.

2. Summary of Significant Accounting Policies:

a. Management Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined and consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

b. Basis of Combination/Consolidation: The Company’s combined and consolidated financial statements include the accounts of the Company, which include the domestic and foreign subsidiaries discussed in Note 1.  The Company’s financial statements have been combined through the Recapitalization date and consolidated thereafter.  All significant intercompany balances and transactions have been eliminated.

c. Foreign Currency Translation: Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the average rates of exchange for the year.  Adjustments resulting from the translation of foreign currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss).  Exchange gains and losses from transactions denominated in a currency other than a company’s functional currency are included in income.

d. Revenue Recognition: Revenue is recognized by the Company upon the transfer of title and risk of ownership to the customer, which is generally at the time product is shipped.  Gross sales represent gross billings to customers net of sales taxes charged for the sale of the product and includes shipping and handling costs which are expensed when the related product is sold.

e. Cash and Cash Equivalents: The Company considers all investments with original maturities of three months or less to be cash equivalents.  The Company maintains the majority of its cash in bank deposit accounts with several commercial banks with high credit ratings in the U.S., Canada and Europe.  The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

f. Inventories:  Inventories are stated at the lower of cost or market.  Raw materials and supply costs are determined by either the first-in, first-out (“FIFO”) or the average cost method.  Finished goods costs are determined by the average cost method.

g. Property, Plant and Equipment:  Tangible property, plant and equipment, including assets under capital leases, are stated at cost and include interest on funds borrowed to finance construction.  The costs of replacements or renewals which improve or extend the life of existing property are capitalized.  Maintenance and repairs are expensed as incurred. Mineral deposits are stated at cost with amortization being provided on the units of production method based on estimates of recoverable reserves.  Upon retirement or disposition of an asset, any resulting gain or loss is included in results from operations.

Asset classes or groups are depreciated or amortized on a straight-line basis over the following estimated useful lives:

Land improvements	5 to 25 years
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 25 years
Furniture and fixtures	3 to 10 years

         Prior to 2002, the Company used the methodology prescribed in Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviewed long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicated the carrying amounts of such assets may not have been recoverable.  Once an indication of a potential impairment existed, recoverability of the respective assets was determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets related, to the carrying amount, including associated intangible assets, of such operation.  If the operation was determined to be unable to recover the carrying amount of its assets, then intangible assets were written down first, followed by the other long-lived assets of the operation, to fair value.   Fair value was determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

         In January of 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  This Statement establishes an accounting model based on SFAS No. 121 for long lived assets to be disposed of by sale, previously accounted for under APB No. 30.  The Company adopted SFAS No. 144 as of January 1, 2002 without significant effect on its consolidated financial statements.

h. Goodwill:  Goodwill represented the excess of purchase cost over the fair value of net assets of acquired companies (including goodwill related to IMC’s acquisition of the Company) and was generally amortized using the straight line method over 40 years.  In the fourth quarter of 2000, the Company reduced its goodwill to zero in connection with the proposed IMC sale of the Company (see Note 3).  Goodwill amortization charged to earnings for the year ended December 31, 2000 was $5.5 million.

         The Company adopted the new rules on accounting for goodwill and other intangible assets for 2002 as set forth in SFAS No. 142, Goodwill and Other Intangible Assets.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  Other intangible assets continue to be amortized over their useful lives.  As of December 31, 2002, the Company has no material other intangible assets with indefinite lives.

i. Other Noncurrent Assets:  Other noncurrent assets include deferred financing costs of $14.5 million and $17.8 million net of accumulated amortization of $1.9 million and $0.2 million as of December 31, 2002 and 2001, respectively.  Deferred financing costs are being amortized over the terms of the debt to which the costs relate and the related amortization is recorded as interest expense.

j. Income Taxes:  The Company’s U.S. subsidiaries participated in the consolidated federal income tax return of IMC for periods owned by IMC.  The foreign subsidiaries file separate-company returns in their respective jurisdictions.  For financial reporting purposes, while owned by IMC, the Company computed a provision for income taxes on a stand alone basis.  The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  Under the liability method, deferred taxes are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

k. Environmental Costs: Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated.  Costs are accrued based upon management’s estimates of all direct costs, after taking into account reimbursement by third parties.  As of December 31, 2002, the Company did not accrue liabilities for unasserted claims that are not probable of assertion and the Company did not provide for environmental clean-up costs, if any, at the end of the useful lives of its facilities, since it was not practical to estimate such costs due to the long lives of the Company’s mineral deposits.

         As discussed in Note 2.o., the Company will adopt SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” beginning in January 2003 without significant effect on its consolidated financial statements.

l.  Stock Options: On November 28, 2001, SHC adopted a stock option plan related to shares of SHC’s common stock (see Note 12).  The Company has elected to follow Accounting Principles Board (APB) Opinion  No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, Accounting for Stock-Based Compensation.  Under APB No. 25, because the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         SFAS No. 123 requires the disclosure of pro forma net income for stock-based awards as if the Company had used the fair value method of accounting for such awards.  The fair values of options granted were estimated at the date of grant using the Minimum Value option pricing model with the following weighted-average assumptions for the year ended December 31, 2002: a risk-free interest rate of 4.9%, and a weighted-average expected life of 7.8 years.  Under the Minimum Value option pricing model, the volatility factor is excluded.  The Company assumed a 0% dividend yield over the life of the options.  The effect of applying SFAS No. 123’s fair value method to the Company’s stock-based awards resulted in pro forma net income that is not materially different from amounts reported in the accompanying combined and consolidated statement of for the years ending December 31, 2002 and 2001.

m. Derivatives: On January 1, 2001, the Company adopted SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138.  The adoption of the provisions of SFAS No. 133, as amended, had no impact on the results of operations or financial position of the Company.

         The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the market value of its financial instruments.  The Company has historically entered into natural gas supply agreements to minimize natural gas pricing risks, but not for trading purposes. These supply agreements did not meet the definition of a derivative instrument under the provisions of SFAS No. 133.

         In the fourth quarter of 2002, the Company adopted a policy of hedging natural gas prices through the use of swap agreements in order to protect against commodity price fluctuations.  All of these derivative instruments held by the Company as of December 31, 2002 qualify as cash flow hedges.  The Company does not engage in trading activities with these financial instruments.

n. Concentration of Credit Risk: The Company sells its salt products to various governmental agencies, manufacturers, distributors and retailers primarily in the midwestern United States, and throughout Canada and the United Kingdom.  The Company’s potash products are sold across North America and internationally.  No single customer or group of affiliated customers accounted for more than ten percent of the Company’s sales in any year during the three year period ended December 31, 2002, or for more than ten percent of accounts receivable at December 31, 2002 or 2001.

o. Pending Accounting Pronouncements: The Company has adopted the new rules on accounting for goodwill and other intangible assets as set forth in SFAS No. 141, “Business Combinations”, and SFAS No. 142.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the Statements.  Other intangible assets continue to be amortized over their useful lives.  Adoption of these statements did not have a material impact on the Company’s financial statements as the Company, in the fourth quarter of 2000, recorded a charge to reduce goodwill to zero and has no material other intangible assets with indefinite lives.

         In June 2001, the FASB issued SFAS No. 143.  The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an obligation related to the retirement of certain long-lived assets.  The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset.  SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset.  SFAS No. 143 will be effective for the Company beginning January 1, 2003. The Company has determined that its adoption will not have a material impact on its financial position, results of operations or cash flows.

As discussed in Note 2.g., the Company adopted SFAS No. 144 as of January 1, 2002 without significant effect on its consolidated financial statements.

         During the second quarter, the Company early adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. The early adoption of SFAS No. 145 resulted in a $5.3 million charge to other (income) expense related to the debt refinancing that occurred in the quarter ended June 30, 2002 (See Note 6).  Under previous guidance this charge would have been recorded as extraordinary loss, net of tax, on the consolidated statement of operations.

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that the adoption of SFAS 146 will not have a material impact on its financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under the Accounting Principles Board (“APB”) Opinion 25 to SFAS 123’s fair value method of accounting, if a company so elects.  The Company has elected to continue to follow the accounting method under APB Opinion 25.

         Also during 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  The Interpretation requires that a guarantor recognize a liability for the fair value of guarantee obligations issued after December 31, 2002.  The Company determined that their were no guarantees requiring disclosure as of December 31, 2002.

         FIN 46, “Consolidation of Variable Interest Entities,” is effective immediately for all enterprises with variable interests in variable interest entities.  If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses, if they occur, receives a majority of the entity’s expected residual returns, if they occur, or both.  The Company has determined that it does not have variable interest entities and, therefore, the impact of FIN 46 did not have any effect on our results of operations or financial position.

p. Reclassifications: Certain reclassifications were made to prior year amounts in order to conform with the current year’s presentation.

3. Asset Impairment, Restructuring and Other Charges:

2002

         Following the Recapitalization, the Company incurred and expensed certain non-recurring costs totaling $7.7 million that consist of transition costs required to establish the Company as an independent entity.  The costs were directly related to the transition from an entity controlled by IMC and consisted primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies, and costs associated with determining the post-closing purchase price adjustment.

49

2001

         In connection with the Recapitalization, the Company expensed certain costs totaling $27.0 million which consist of transaction and transition costs.  The transaction costs were directly related to the acquisition and consisted primarily of outside professional services.  Below is a more detailed description of such costs:

(1)

$20.1 million of transaction costs related to activities associated with the sale and Recapitalization, including approximately $6.4 million in legal fees and other fees, and $13.7 million in financial services and advice.

(2)

$6.9 million of transition costs, the majority of which related to retention, recruiting, systems design and migration and other activities and charges related to separating CMG from IMC, as well as charges for legal costs and other asset write-offs associated with CMG’s new strategic direction.

2000

         On November 10, 2000, IMC’s Board of Directors authorized IMC’s management to proceed with negotiations on proposed terms for the sale of the Company.  Based on anticipated net proceeds to IMC, the Company recorded an impairment charge of $616.6 million, $482.1 million after tax, in the fourth quarter of 2000.  As part of this charge, goodwill was reduced $191.0 million to zero and mineral properties and rights was reduced $425.6 million.  Additionally, the Company recorded $0.2 million after tax in the fourth quarter of 2000 for employee severance costs.

4. Inventories and Property, Plant and Equipment:

Inventories consist of the following at December 31 (in millions):

	2002	2001

Finished goods	$83.5	$83.0
Raw materials and supplies	13.0	16.4

	$96.5	$99.4

        Certain inventories of approximately $7.5 million at December 31, 2002 and 2001, that will be utilized with respect to long-lived assets have been classified in the consolidated balance sheets as other noncurrent assets.

Property, plant and equipment consists of the following at December 31 (in millions):

	2002	2001

Land and buildings	$81.9	$76.7
Machinery and equipment	422.2	400.9
Furniture and fixtures	9.9	9.6
Mineral properties and rights	176.8	173.8
Construction in progress	13.5	13.7

	704.3	674.7
Less accumulated depreciation	291.1	252.6

	$413.2	$422.1

5. Income Taxes:

         As discussed in Note 2, the Company’s income tax provision and related assets and liabilities have been computed on a stand alone basis, for the periods owned by IMC, without regard to actual liabilities and benefits related to consolidated tax return filings by IMC.  The schedule of deferred tax assets and liabilities below reflects assets related to net operating loss carryforwards and alternative minimum tax credits, net of the necessary reserves, on an historical basis based upon the Recapitalization and related transfer of certain tax assets to the Company.

The following table summarizes the income tax provision (benefit) of the Company for the years ended December 31 (in millions):

	2002		2001	2000

Current:
Federal	$	---	$5.9	$17.6
State		1.3	0.8	2.4
Foreign		12.0	11.9	5.9

Total current		13.3	18.6	25.9

Deferred:
Federal		(2.8)	5.3	(110.5)
State		(0.4)	0.8	(18.1)
Foreign		1.7	2.1	(1.0)

Total deferred		(1.5)	8.2	(129.6)

Total provision (benefit) for income taxes		$11.8	$26.8	$(103.7)

            The following table summarizes components of income (loss) before taxes and the effects of significant adjustments to tax computed at the federal statutory rate for the years ended December 31 (in millions):

	2002	2001	2000

Domestic income (loss)	$9.6	$22.2	$(583.6)
Foreign income	21.9	23.7	12.2

Income (loss) before income taxes	$31.5	$45.9	$(571.4)

Computed tax at the federal statutory rate of 35%	$11.0	$16.1	$(200.0)
Foreign income, mining, and withholding taxes	6.0	3.0	1.0
Foreign exchange gain	---	2.6	---
Percentage depletion in excess of basis	(1.9)	(2.9)	(1.4)
State income taxes, net of federal income tax benefit	0.6	1.1	2.1
Restructuring and other charges	---	6.8	---
Write-down and amortization of goodwill	---	---	94.6
Net operating loss carryforward benefit	(3.4)	---	---
Other	(0.5)	0.1	---

Income tax expense (benefit)	$11.8	$26.8	$(103.7)

Effective tax rate	37%	58%	18%

         The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the United States.  No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2002, 2001 and 2000.  Total undistributed earnings on which no U.S. federal income tax has been provided were $73.9 million at December 31, 2002.  If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.

         Under SFAS No. 109 deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax law, of temporary differences between the values of assets and liabilities recorded for financial reporting and for tax purposes and of net operating loss and other carryforwards.  Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in millions):

	2002	2001

Deferred tax liabilities:
Property, plant and equipment	$91.2	$99.5
Other liabilities	8.4	1.6

Total deferred tax liabilities	99.6	101.1
Deferred tax assets:
Net operating loss carryforwards	38.5	41.9
Alternative minimum tax credit carryforwards	2.4	2.4
Foreign tax loss carryforwards	---	---
Other assets	---	---

Subtotal	40.9	44.3
Valuation allowance	(40.9)	(44.3)

Total deferred tax assets	---	---

Net deferred tax liabilities	$99.6	$101.1

         SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2002 and 2001, the Company had a valuation allowance relating to such items of $40.9 million and $44.3 million, respectively.

         At December 31, 2002, the Company has net operating loss carryforwards of approximately $104.8 million.  The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code.  The Company has previously incurred two ownership changes that have placed annual limitations on the amount of each loss carryforward utilization.  If not utilized, these carryforwards expire between 2009 and 2020. In addition, the Company has a U.S. federal alternative minimum tax credit carryforward at December 31, 2002 of approximately $2.4 million.  This credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain separate company limitations.  The alternative minimum tax credit has been fully offset by a valuation allowance since the Company does not foresee utilization of these credits.

6. Long-term Debt:

Third-party long-term debt consists of the following at December 31 (in millions):

	2002	2001

Senior Subordinated Notes	$325.0	$250.0
Term Loan	109.3	225.0
Revolving Credit Facility	---	39.8
Other, including capital lease obligations	0.1	0.3

	434.4	515.1
Plus premium on Senior Subordinated Notes, net	3.2	---
Less current portion	(1.2)	(2.5)

	$436.4	$512.6

         In November 2001, the Company issued $250 million aggregate principal amount of 10% Senior Subordinated Notes due August 15, 2011 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933.  The Notes may be redeemed in whole or in part from time to time, on or after August 15, 2006, at specified redemption prices.  The Company’s domestic restricted subsidiaries as of the issue date are the guarantors of the Notes, with restricted net assets of $230.4 million at December 31, 2002.

         The Notes are general unsecured obligations ranking subordinate in right of payment to all existing and future senior debt.  The proceeds from the issuance of the Notes were used to finance the Recapitalization and certain related costs.  Interest on the Notes is payable semi-annually in cash on each February 15 and August 15.

         On November 28, 2001, the Company entered into a $360 million credit facility (the “Credit Facility”) with a syndicate of financial institutions.  The Credit Facility allowed for an eight-year $225 million term loan.  The term loan was fully drawn as of closing and used to finance the Recapitalization and certain related costs.  In addition, the Credit Facility also provides a six and one-half year, $135 million revolving credit facility, $30 million of which may be drawn in Canadian dollars and $10 million of which may be drawn in British pound sterling.  Additionally, the revolving credit facility includes a sub-limit for letters of credit in an amount not to exceed $50 million.

         The Credit Facility is principally secured by all existing and future assets of the Company, and requires the Company to maintain certain minimum financial covenants including minimum interest coverage ratio, a maximum total leverage ratio, and a maximum level of capital expenditures.  As of December 31, 2002, the Company was in compliance with each of its financial covenants.

         Borrowings under the Credit Facility incur interest at either the Eurodollar Rate (LIBOR) or the greater of a specified U.S. and Canadian prime lending rate or the federal funds effective rate plus 0.50% (“Base Rate”) plus, in each case, a margin ranging from 1.75% to 3.50%, which margin is dependent upon the Company’s leverage ratio, as determined quarterly.  Interest on the Credit Facility is payable at least quarterly.

         The Company had outstanding letters of credit of $8.6 million as of December 31, 2002.  For each drawn letter of credit, the Company is required to pay a per annum participation fee ranging from 2.75% to 3.50%, depending on the Company’s leverage ratio, plus other administrative charges.  Additionally, the Company will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on the Company’s leverage ratio, and is payable quarterly on the available portion of the revolving credit facility.  As of December 31, 2002, additional borrowings of up to $126.4 million under the revolving credit facility were available for working capital and general corporate purposes, subject to certain conditions.

            The term loan requires quarterly principal reductions.  Also, the Company may be required to make mandatory additional principal reductions, based on the Company’s excess cash flow and certain other events as described in the Credit Facility.  No mandatory additional principal reductions were required in 2002.

         On April 10, 2002, the Company completed an offering of $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2011 (the ‘‘New Notes’’). The New Notes were issued to the bondholders at a premium of $3.4 million, plus accrued interest of $1.1 million from February 15, 2002 and accordingly, the Company received gross proceeds of $79.5 million from the offering of the notes. The New Notes, together with the $250.0 million aggregate principal amount of Notes, are treated as a single class of securities under the Company’s existing indenture. The proceeds from the offering of the New Notes, net of transaction costs, were used to repay borrowings under the Company’s Credit Facility. In connection with the offering, the Company amended and restated the Credit Facility with respect to a reduction in the Term Loan to $150.0 million and a 0.75% reduction in the interest rate margin charge d to the Company on the Term Loan. The Company also incurred a charge of approximately $5.3 million in April 2002, related to the write-off of the deferred financing costs associated with the refinancing of the original Term Loan.

Future minimum maturities of long-term debt, including the Senior Subordinated Notes, for the years ending December 31, are as follows (in millions):

2003	$1.2
2004	1.1
2005	1.1
2006	1.1
2007	1.1
Thereafter	428.8

$434.4

         As of December 31, 2002, the estimated fair value of the Senior Subordinated Notes, based on available trading information, was $357.5 million, and the estimated fair value of amounts outstanding under the Credit Facility approximated book value.

         Prior to the Recapitalization, the Company maintained a 45 million Pound Sterling, five year debt facility (European Facility). The European Facility bore interest at LIBOR plus 1.139%.    Commitment fees associated with the European Facility were 30.0 basis points.  The European Facility was repaid in 2001 and replaced with a Note Payable to IMC, due on demand.  The Note Payable to IMC was repaid in 2001.

         Prior to the Recapitalization, the Company also maintained a 4.0 million Pound Sterling revolving credit facility (European Revolving Credit Facility).  The European Revolving Credit Facility bore interest at a defined base rate plus 1.0%.  The facility was repaid and terminated in 2001.

7. Pension Plans and Other Benefits:

         The Company has two defined benefit pension plans for certain of its U.K. and U.S. employees. The size of the U.S. plan is not material to the U.K. plan taken as a whole.  Benefits of the U.K. plan are based on a combination of years of service and compensation levels.  The U.K. plan’s assets consist mainly of European equity securities.  The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.

         The Company makes actuarial assumptions that it believes are reasonable.  Those assumptions for the years ended December 31, 2002, 2001 and 2000 include a discount rate of 5.5%, expected return on plan assets of 6.5%, and rate of compensation increase of 3.5%.

            The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans, based on a September 30 measurement date, for the U.K. and U.S. plans, respectively, as of December 31 (in millions):

	2002	2001

Change in benefit obligation:
Benefit obligation as of January 1	$44.4	$45.1
Service cost	1.2	1.1
Interest cost	2.6	2.4
Actuarial (gain) loss	1.6	(2.8)
Benefits paid	(1.1)	(0.9)
Currency fluctuation adjustment	5.2	(0.6)
Other	0.1	0.1

Benefit obligation as of December 31	$54.0	$44.4

Change in plan assets:
Fair value as of January 1	$34.2	$46.2
Actual return	(4.7)	(11.4)
Company contributions	1.1	0.8
Currency fluctuation adjustment	3.1	(0.6)
Benefits paid	(1.1)	(0.9)
Other	0.1	0.1

Fair value as of December 31	$32.7	$34.2

Funded status of the plans	$(21.1)	$(10.2)
Unrecognized net (gain) loss	20.4	10.6
Unrecognized transition liability	0.4	0.4

Prepaid (accrued) benefit cost	$(0.3)	$0.8

Amounts recognized in the statement of financial position consist of:
Prepaid (accrued) benefit cost	$(0.3)	$0.8
Accrued benefit liability	(17.4)	(8.2)
Intangible asset	0.4	0.5
Accumulated other comprehensive income	17.0	7.7

Net amount recognized	$(0.3)	$0.8

The components of net pension expense were as follows for the years ended December 31 (in millions):

	2002	2001	2000

Service cost for benefits earned during the year	$1.2	$1.1	$1.2
Interest cost on projected benefit obligation	2.6	2.3	2.3
Return on plan assets	(2.4)	(3.0)	(2.6)
Net amortization and deferral	0.5	0.1	0.1

Net pension expense	$1.9	$0.5	$1.0

         The projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of the plans’ assets were $54.0 million, $52.7 million, and $32.7 million, respectively, as of December 31, 2002, and $44.4 million, $41.5 million, and $34.2 million, respectively, as of December 31, 2001.

         Two of the Company’s defined benefit pension plans were merged into the IMC pension plan in 1999.  During 2002, one of those plans was terminated and the remaining plan was separated from the IMC pension plan and is disclosed above as the U.S. plan.  There were no contributions to the U.S. plans by the Company in the three years ended December 31, 2002.

         The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain of its employees.  Under each of the Savings Plans, participants are permitted to defer a portion of their compensation.  Company contributions to the Savings Plans are based on a percentage of employee contributions.  Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees.  The Company contribution to the profit sharing feature is based on the employee’s age and pay and the Company’s financial performance. The following table summarizes the expense attributable to these Savings Plans for the years ended December 31 (in millions):

	2002	2001	2000

Savings Plans expense	$3.3	$2.9	$2.4

8. Commitments and Contingencies:

         The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities. While any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company’s results of operations or financial position.

Leases:  The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The Company also leases various equipment under capital leases with historical cost of $0.4 million and accumulated depreciation of $0.2 million at December 31, 2002, that are included in property, plant, and equipment in the accompanying consolidated balance sheets.

The aggregate future minimum annual rentals under lease arrangements as of December 31, 2002, are as follows (in millions):

	Capital	Operating
Calendar Year	Leases	Leases

2003	$0.1	$5.9
2004	---	4.3
2005	---	3.3
2006	---	2.6
2007	---	2.3
Thereafter	---	8.5

	0.1	$26.9

Less amounts representing interest	---

Present value of net minimum lease payments	$0.1

The following table summarizes rental expense, net of sublease income for the years ended December 31 (in millions):

	2002	2001	2000

Rental expense, net of sublease income	$8.1	$7.7	$7.0

Royalties:  The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses.  The following table summarizes royalty expense related to these leases for the years ended December 31 (in millions):

	2002	2001	2000

Royalty expense	$4.5	$5.3	$5.0

         Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, steam and other raw materials from third parties under existing contracts, extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices.  The Company’s future minimum long-term purchase commitments are approximately $7.8 million annually from 2003 to 2007 and approximately $26.7 million thereafter.

         Environmental Matters: At December 31, 2002 and  2001, the Company has recorded accruals of $2.0 million and $2.8 million, respectively, for estimated future costs associated with existing environmental exposures at certain of its facilities.  The Company estimates that a significant portion of these accruals will be used over the next five years.

         Purchase Agreement: During 2002, the Company amended an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility in Tennessee.  The Company received a one-time cash payment of $8.0 million related to the amendment.  The Company recognized $0.6 million as a net reduction to cost of sales in the Consolidated Statement of Operations resulting from recognition of a ratable portion of the cash received and the sale of certain assets.   At December 31, 2002, approximately $6.3 million of the cash  received has been deferred and may be recognized over the remaining life of the amended agreement, terminating December 2010, as certain conditions are met by the Company and the supplier.  Alternatively, the Company may elect to resume purchasing salt from the supplier’s facility.  In that event, the Company would repay a ratable portion of the cash received.

         Parent Company Obligations: In December 2002, certain holders of SHC preferred stock converted their preferred stock into subordinated discount notes.  SHC then issued $123.5 million in aggregate principal amount at maturity of 12¾% Senior Discount Notes due 2012 (the “SHC Discount Notes”), in exchange for the subordinated discount notes.  No cash interest will accrue on the SHC Discount Notes prior to December 15, 2007.  The accreted value of each SHC Discount Note will increase from the date of issuance until December 15, 2007 at a rate of 12¾% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on December 15, 2007.  Cash interest will accrue on the SHC Discount Notes at a rate of 12¾% per annum, beginning December 15, 2007.  The SHC Discount Notes are not part of the combined and consolidated financial statements.  However, the Company's operations are currently the main source of cash which is expected to service the SHC Discount Notes.

9. Related Party Transactions:

The following related party transactions are in addition to those disclosed elsewhere in the notes to the combined and consolidated financial statements.

         Transactions with IMC and its subsidiaries (“IMC affiliates”) are considered related parties.  The Company believes that all of the related party transactions approximate terms which would otherwise be negotiated by the Company with unrelated third parties.

The following table summarizes inventory sales and purchases between the Company and IMC affiliates for the years ended December 31 (in millions):

	2002		2001	2000

Inventory sales to IMC affiliates	$	---	$33.7	$46.4
Inventory purchases from IMC affiliates		19.0	16.5	30.1

         Until November 28, 2001, the Company sold potash to IMC affiliates who marketed, distributed and sold this product to the agricultural industry.  The Company was not charged for these services and received a discounted price for the product sales. The Company estimates its results would have been as follows, had the Company provided its own sales and marketing resources and directly sold its potash product for the years ended December 31 (in millions, unaudited):

	2001	2000

Gross sales	$528.4	$514.5
Operating earnings (loss)	60.3	(552.3)

      Subsequent to November 28, 2001, the Company entered into an agreement with IMC whereby the Company markets SOP produced by IMC at their New Mexico facility as an agent.  The Company recognized approximately $0.5 million in fees from IMC for the year ended December 31, 2002.

         Sifto had a note payable, due on demand, with IMC that bore interest at 10.0%.  At December 31, 2000 approximately $71.6 million was outstanding on this note.  NASC had a note payable, due on demand, with IMC that bore interest at 10.0%. The Company participated in HCNA’s revolving credit agreement with IMC that provided the Company certain cash management services.  The outstanding balance bore interest at one-month LIBOR + 2.75% (9.37% at December 31, 2000).  These notes and revolving credit agreement were repaid through a capital contribution from IMC prior to the date of Recapitalization.  No amounts were outstanding as of or after December 31, 2001.

         Sifto had a note payable, due on demand, with IMC Potash which bore interest at the 30 day CD rate, plus 0.25% as of the first day of each month (6.95% at December 31, 2000).  SUL had a note payable, due December 31, 2003, with IMC which bore interest at LIBOR plus 0.65% as of the first day of each quarter (6.775% at December 31, 2000).  During 2001, CMGE entered into a note payable, due on December 31, 2001, with IMC, which bore interest at 6.69%.  These notes were repaid as of the date of Recapitalization.  No amounts were outstanding as of or after December 31, 2001.

The following table summarizes the Company’s interest income and expense with IMC and IMC affiliates for the years ended December 31 (in millions):

	2002		2001	2000

Interest income from IMC	$	---	$2.9	$3.4
Interest expense to IMC	$	---	$10.7	$12.5

         IMC has provided certain management services to the Company.  The Company estimates the cost of these services to be $0.7 million for each of the years ended December 31, 2001 and 2000.  These costs have been included in the Company’s results for each period and have discontinued effective with the Recapitalization.  Services provided by IMC included tax, treasury and cash management, risk management, information systems and certain employee benefit administration costs.  These estimates are not necessarily indicative of the expenses that would have resulted if the Company had been operated as a separate entity or the future results of the Company.

         The Company leases various railcars from IMC affiliates under arrangements expiring through December 31, 2014.  The following table summarizes the lease amounts expensed for the years ended December 31 (in millions):

	2002	2001	2000

Railcar lease expense	$0.8	$0.8	$0.4

         During the years ended December 31, 2002 and 2001, the Company recorded management fee charges of $0.9 million and $0.1 million, respectively, from Apollo.  Additionally, during the year ended December 31, 2001, the Company recorded a $7.5 million charge to Apollo for transaction fees related to the Recapitalization.

         During the year ended December 31, 2002, SHC and IMC reached an agreement related to the settlement of certain provisions of the agreement to transfer controlling interest in CMG to SHC.  As part of the settlement, CMG received approximately $13.0 million in cash.  CMG recorded the proceeds as a capital contribution from SHC.

         Throughout 2002, CMG has made certain cash payments to third parties on behalf of SHC.  These payments, primarily consisting of deferred financing costs related to discount notes issued by SHC during 2002, totaling approximately $2.2 million as of December 31, 2002, have been recorded as other non-current assets.

10. Commodity Derivative Instruments and Hedging Activities:

         During the fourth quarter of 2002, the Company has adopted a policy of hedging natural gas prices through the use of swap agreements in order to protect against commodity price fluctuations.  The Company does not engage in trading activities with these financial instruments.

       Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activity,” which established accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results from the hedged item on the income statement.  Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  All derivative instruments held by the Company as of December 31, 2002 qualify as cash flow hedges.  For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of any change in the fair value of a derivative designated as a hedge, if any, is immediately recognized in earnings.  Hedge effectiveness is measured quarterly based on the change in relative fair value between the derivative contract and the hedged item over time.   During the fourth quarter of 2002, we recognized an increase in the net derivative asset and an associated increase in accumulated other comprehensive income totaling approximately $0.1 million.  No derivative instruments existed prior to the fourth quarter of 2002.

11. Operating Segments:

         The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

         The Company has two reportable segments: Salt and Potash.  Salt produces salt for use in road deicing, food processing, water softeners, and agricultural and industrial applications.  Potash crop nutrients and industrial grade potash are produced and marketed through the Potash segment.

            The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based.  The Company evaluates performance based on operating earnings of the respective segments.  The notes to the combined and consolidated financial statements include detail related to special charges and should be referred to when viewing the segment information herein.

Segment information as of and for the years ended December 31, is as follows (in millions):

2002	Salt	Potash	Other (d)		Total

Sales from external customers	$452.5	$50.1	$	---	$502.6
Intersegment sales	---	11.4		(11.4)	---
Cost of sales - shipping and handling	130.2	7.3		---	137.5
Operating earnings (loss) (a)	79.4	6.0		(7.7)	77.7
Depreciation, depletion and amortization	29.2	7.9		---	37.1
Total assets	509.8	116.0		18.2	644.0
Capital expenditures	15.3	4.2		---	19.5

2001	Salt	Potash	Other (d)		Total

Sales from external customers	$485.0	$38.2	$	---	$523.2
Intersegment sales	---	12.2		(12.2)	---
Cost of sales - shipping and handling	143.2	---		---	143.2
Operating earnings (loss) (b)	77.0	4.1		(24.0)	57.1
Depreciation, depletion and amortization	24.5	8.1		0.2	32.8
Total assets	514.2	120.9		20.5	655.6
Capital expenditures	38.5	4.5		---	43.0

2000	Salt	Potash	Other (d)		Total

Sales from external customers	$465.1	$44.1	$	---	$509.2
Intersegment sales	---	9.4		(9.4)	---
Cost of sales - shipping and handling	140.0	---		---	140.0
Operating earnings (loss) (c)	(415.5)	(138.8)		(0.9)	(555.2)
Depreciation, depletion and amortization (c)	509.6	151.3		---	660.9
Total assets	512.8	121.9		1.3	636.0
Capital expenditures	30.0	3.7		---	33.7

(a) Includes $7.7 million related to transition costs.
(b) Includes $27.0 million related to transaction and transition costs.
(c) Includes $616.9 million related to asset impairments, goodwill write-downs and severance.
(d) Other includes corporate entities and eliminations.

Financial information relating to the Company’s operations by geographic area for the years ended December 31, is as follows (in millions):

Sales	2002	2001	2000

United States	$345.2	$339.1	$337.0
Canada	90.8	99.4	98.3
United Kingdom	60.0	79.4	66.3
Other	6.6	5.3	7.6

	$502.6	$523.2	$509.2

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2002	2001

United States	$236.1	$251.5
Canada	110.6	102.1
United Kingdom	93.7	96.8

	$440.4	$450.4

12. Stock Options:

         On November 28, 2001, SHC adopted a stock option plan pursuant to which options with respect to a total of 419,750 shares of SHC’s common stock are available for grant to employees of, consultants to, or directors of SHC or the Company. The board of directors of SHC administers the option plan.  The right to grant options under the plan expires November 2011, the tenth anniversary of the closing date of the Recapitalization.  Options granted under the plan are or will be either non-qualified or incentive stock options.  Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of SHC.

         One-half of the options granted to employees will vest in varying amounts from one to four years depending on the terms of the individual option agreements.  However, generally upon termination of a grantee’s employment within one year following the sale of the Company, all of the time vesting options allocated to such terminated employee shall vest immediately.  The other one-half of the options granted to employees are performance options and will vest on November 28, 2009, the eighth anniversary of the closing date of the Recapitalization.  However, vesting of all or a portion of the performance options may be accelerated upon the consummation of a sale of the Company.  Options granted to members of the board of directors of the Company vest at the time of grant.  Options expire on the thirtieth day immediately following the eighth anniversary of issuance.

         The weighted-average exercise price approximates the weighted-average grant-date fair value of options granted during 2002 and 2001.  A summary of the Company’s stock option activity, and related information is as follows:

	Number of options	Weighted-average exercise price

Outstanding at December 31, 2000	---	$	---
Granted	123,847		10.00
Exercised	---		---
Cancelled / Expired	---		---

Outstanding at December 31, 2001	123,847		10.00

Granted	225,284		10.53
Exercised	---		---
Cancelled / Expired	---		---

Outstanding at December 31, 2002	349,131		$10.34

         At December 31, 2002, 89,579 options with a weighted-average exercise price of $11.13 were fully vested and exercisable.  At December 31, 2001, no options were vested.  The following table summarizes information about options outstanding at December 31, 2002:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number outstanding	Weighted-average exercise price

$10.00	339,605	7.13	$10.00	81,826	$10.00
$10.01 - $23.11	9,526	7.87	$22.62	7,753	$23.04

Totals	349,131	7.15	$10.34	89,579	$11.13

13. Other Comprehensive Income:

The following tables provide additional detail related to amounts recorded in Other Comprehensive Income:

	Unfunded Pension Losses		Unrealized gains on cash flow hedges		Foreign currency adjustments		Accumulated Other comprehensive income

Balance at November 28, 2001	$	---	$	---	$	---	$	---
2001 changes		(5.4)		---		3.0		(2.4)

Balance at December 31, 2001		(5.4)		---		3.0		(2.4)
2002 changes		(6.5)		0.1		8.9		2.5

Balance at December 31, 2002		$(11.9)		$0.1		$11.9		$0.1

For the year ended December 31, 2002:	Before tax amount	Tax (expense) benefit	Net-of-tax amount

Minimum pension liability adjustment	$(9.3)	$2.8	$(6.5)
Gas hedging adjustment	0.2	(0.1)	0.1
Foreign currency translation adjustment	8.9	---	8.9

Other comprehensive income	$(0.2)	$2.7	$2.5

14. Quarterly Results (Unaudited) (a) (in millions):

Quarter	First	Second	Third	Fourth	Year

2002
Sales	$162.4	$82.3	$92.2	$165.7	$502.6
Cost of sales - shipping and handling	48.5	20.2	22.5	46.3	137.5
Gross profit	39.6	16.4	16.4	53.5	125.9
Operating earnings (loss) (b)	27.5	4.5	3.5	42.2	77.7
Net income (loss)	11.7	(7.3)	(3.5)	18.8	19.7

Quarter	First	Second	Third	Fourth (c)	Year (c)

2001
Sales	$197.0	$77.7	$90.9	$157.6	$523.2
Cost of sales - shipping and handling	59.1	17.6	23.0	43.5	143.2
Gross profit	49.8	14.9	11.9	46.4	123.0
Operating earnings (loss)	40.1	5.3	2.4	9.3	57.1
Net income (loss)	23.0	---	(0.6)	(3.3)	19.1

(a)	See Notes to Combined and Consolidated Financial Statements for detail related to special charges.
(b)	Annual quarter operating results include special charges of $7.7 million ($4.8 million after tax) related to transition costs associated with the Recapitalization.
(c)	Fourth quarter operating results include special charges of $27.0 million ($16.2 million after tax) related to transaction and transition costs associated with the Recapitalization.

15. Guarantor/Non-guarantor Condensed Combining and Consolidating Statements

       The following condensed combined and consolidated financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2002
(in millions)

	Guarantors		Non-guarantors	CMG		Eliminations		Consolidated

Cash and cash equivalents		$6.5	$5.4	$	---	$	---	$11.9
Receivables, net		59.1	35.4		---		---	94.5
Inventories		65.7	30.8		---		---	96.5
Other current assets		0.2	0.5		---		---	0.7
Property, plant and equipment, net		216.5	196.7		---		---	413.2
Investment in subsidiaries		---	---		375.4		(375.4)	---
Other		7.6	2.7		16.9		---	27.2

Total assets		$355.6	$271.5		$392.3		$(375.4)	$644.0

Current portion of long-term debt	$	---	$0.1		$1.1	$	---	$1.2
Other current liabilities		59.0	27.3		14.9		---	101.2

Total current liabilities		59.0	27.4		16.0		---	102.4
Long-term debt, net of current portion		---	---		436.4		---	436.4
Due to (from) affiliates		(70.8)	92.8		(22.0)		---	---
Other noncurrent liabilities		137.0	6.3		(18.4)		---	124.9
Total stockholder’s equity		230.4	145.0		(19.7)		(375.4)	(19.7)

Total liabilities and common stockholder’s equity		$355.6	$271.5		$392.3		$(375.4)	$644.0

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2001
(in millions)

	Guarantors	Non-guarantors	CMG		Eliminations		Consolidated

Cash and cash equivalents	$8.2	$7.7	$	---	$	---	$15.9
Receivables, net	50.5	36.0		1.4		---	87.9
Inventories	71.1	28.3		---		---	99.4
Other current assets	1.9	0.1		---		---	2.0
Property, plant and equipment, net	225.2	196.9		---		---	422.1
Investment in subsidiaries	---	---		352.3		(352.3)	---
Other	7.9	2.0		18.4		---	28.3

Total assets	$364.8	$271.0		$372.1		$(352.3)	$655.6

Current portion of long-term debt	$0.1	$0.1		$2.3	$	---	$2.5
Other current liabilities	30.1	35.8		21.0		---	86.9

Total current liabilities	30.2	35.9		23.3		---	89.4
Long-term debt, net of current portion	---	10.8		501.8		---	512.6
Other noncurrent liabilities	123.2	83.4		(95.2)		---	111.4
Total common stockholder’s equity	211.4	140.9		(57.8)		(352.3)	(57.8)

Total liabilities and common stockholder’s equity	$364.8	$271.0		$372.1		$(352.3)	$655.6

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2002 (in millions)

	Guarantors	Non-guarantors	CMG		Eliminations		Consolidated

Sales	$334.1	$168.5	$	---	$	---	$502.6
Cost of sales - shipping and handling	99.6	37.9		---		---	137.5
Cost of sales - products	157.2	82.0		---		---	239.2

Gross profit	77.3	48.6		---		---	125.9
Selling, general and administrative expenses	24.1	16.5		(0.1)		---	40.5
Restructuring and other charges	4.6	1.4		1.7		---	7.7

Operating income (loss)	48.6	30.7		(1.6)		---	77.7
Interest expense	0.4	9.4		31.5		---	41.3
Other (income) expense	(0.3)	(0.1)		5.3		---	4.9
(Earnings) in equity of subsidiary	---	---		(39.6)		39.6	---

Income (loss) before income taxes	48.5	21.4		1.2		(39.6)	31.5
Income tax expense (benefit)	19.3	11.0		(18.5)		---	11.8

Net income (loss)	$29.2	$10.4		$19.7		$(39.6)	$19.7

CONDENSED COMBINING AND CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2001 (in millions)

	Guarantors	Non-guarantors	CMG		Eliminations		Combined and Consolidated

Sales	$342.8	$180.4	$	---	$	---	$523.2
Cost of sales - shipping and handling	100.9	42.3		---		---	143.2
Cost of sales - products	166.5	90.5		---		---	257.0

Gross profit	75.4	47.6		---		---	123.0
Selling, general and administrative expenses	22.0	16.8		0.1		---	38.9
Restructuring and other charges	3.7	0.1		23.2		---	27.0

Operating income (loss)	49.7	30.7		(23.3)		---	57.1
Interest expense	1.0	10.2		3.1		---	14.3
Other (income) expense	(2.5)	(0.9)		0.3		---	(3.1)
(Earnings) in equity of subsidiary	---	---		(41.7)		41.7	---

Income (loss) before income taxes	51.2	21.4		15.0		(41.7)	45.9
Income tax expense (benefit)	17.9	13.0		(4.1)		---	26.8

Net income (loss)	$33.3	$8.4		$19.1		$(41.7)	$19.1

CONDENSED COMBINING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2000 (in millions)

	Guarantors	Non-guarantors	CMG		Eliminations		Combined

Sales	$322.3	$186.9	$	---	$	---	$509.2
Cost of sales - shipping and handling	102.1	37.9		---		---	140.0
Cost of sales - products	159.0	113.0		---		---	272.0

Gross profit	61.2	36.0		---		---	97.2
Selling, general and administrative expenses	20.0	15.5		---		---	35.5
Goodwill write-down	145.6	45.4		---		---	191.0
Restructuring and other charges	208.5	217.4		---		---	425.9

Operating income (loss)	(312.9)	(242.3)		---		---	(555.2)
Interest expense	2.8	13.6		---		---	16.4
Other (income) expense	(2.5)	2.3		---		---	(0.2)
Loss in equity of subsidiary	---	---		472.3		(472.3)	---

Income (loss) before income taxes	(313.2)	(258.2)		(472.3)		472.3	(571.4)
Income tax expense (benefit)	(65.5)	(33.6)		(4.6)		---	(103.7)

Net income (loss)	$(247.7)	$(224.6)		$(467.7)		$472.3	$(467.7)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2002
(in millions)

	Guarantors	Non-guarantors	CMG		Eliminations		Consolidated

Net cash provided by (used in) operating activities	$78.8	$26.5		$(25.3)	$	---	$80.0
Cash flows from investing:
Capital expenditure	(10.4)	(9.1)		---		---	(19.5)
Other	0.4	---		---		---	0.4

Net cash used in investing activities	(10.0)	(9.1)		---		---	(19.1)
Cash flows from financing:
Revolver activity	---	(10.8)		(29.0)		---	(39.8)
Issuance of long-term debt	---	---		78.4		---	78.4
Principal payments on other long-term debt, including capital leases	(0.1)	(0.1)		(115.7)		---	(115.9)
Payments (to) from Affiliates, net	(70.4)	(3.3)		73.7		---	---
Deferred financing costs	---	---		(3.9)		---	(3.9)
Capital contribution from SHC	---	---		12.8		---	12.8
Other	---	---		1.0		---	1.0

Net cash provided by (used in) financing activities	(70.5)	(14.2)		17.3		---	(67.4)
Effect of exchange rate changes on cash	---	(5.5)		8.0		---	2.5

Net increase (decrease) in cash and cash equivalents	(1.7)	(2.3)		---		---	(4.0)
Cash and cash equivalents:
Beginning of year	8.2	7.7		---		---	15.9

End of year	$6.5	$5.4	$	---	$	---	$11.9

CONDENSED COMBINING AND CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2001
(in millions)

	Guarantors	Non-guarantors	CMG		Eliminations		Combined and Consolidated

Net cash provided by (used in) operating activities	$65.0	$66.2		$(18.7)	$	---	$112.5
Cash flows from investing:
Capital expenditure	(22.8)	(20.2)		---		---	(43.0)
Proceeds from sales	---	0.2		---		---	0.2
Other	(0.8)	---		---		---	(0.8)

Net cash used in investing activities	(23.6)	(20.0)		---		---	(43.6)
Cash flows from financing:
Revolver activity	6.4	---		29.0		---	35.4
Issuance of long-term debt	---	---		475.0		---	475.0
Principal payments on other long-term debt, including capital leases	(0.8)	(65.5)		---		---	(66.3)
Borrowings from IMC Global and affiliates, net	(12.9)	27.0		(95.2)		---	(81.1)
Dividends paid	(26.7)	---		(372.1)		---	(398.8)
Deferred financing costs	---	---		(18.0)		---	(18.0)

Net cash provided by (used in) financing activities	(34.0)	(38.5)		18.7		---	(53.8)

Effect of exchange rate changes on cash	(1.6)	2.1		---		---	0.5

Net increase (decrease) in cash and cash equivalents	5.8	9.8		---		---	15.6
Cash and cash equivalents:
Beginning of year	2.3	(2.0)		---		---	0.3

End of year	$8.1	$7.8	$	---	$	---	$15.9

CONDENSED COMBINING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2000
(in millions)

	Guarantors	Non-guarantors	CMG		Eliminations		Combined

Net cash provided by operating activities	$67.5	$4.6	$	---	$	---	$72.1
Cash flows from investing:
Capital expenditure	(19.9)	(13.8)		---		---	(33.7)
Proceeds from sales	---	0.9		---		---	0.9
Other	(1.1)	(0.1)		---		---	(1.2)

Net cash used in investing activities	(21.0)	(13.0)		---		---	(34.0)
Cash flows from financing:
Revolver activity	---	1.6		---		---	1.6
Principal payments on other long-term debt, including capital leases	(1.6)	(3.7)		---		---	(5.3)
Borrowings from IMC Global and affiliates, net	(42.3)	2.7		---		---	(39.6)

Net cash provided by (used in) financing activities	(43.9)	0.6		---		---	(43.3)
Effect of exchange rate changes on cash	---	1.3		---		---	1.3

Net increase (decrease) in cash and cash equivalents	2.6	(6.5)		---		---	(3.9)
Cash and cash equivalents:
Beginning of year	(0.3)	4.5		---		---	4.2

End of year	$2.3	$(2.0)	$	---	$	---	$0.3

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the name, age and position of each person who is an executive officer or director of the Company as of the date of this annual report.

Name	Age	Position
Michael E. Ducey	54	President, Chief Executive Officer and Director
Robert A. Beck	44	Vice President and General Manager, SOP
Keith E. Clark	47	Vice President and General Manager, General Trade
David J. Goadby	48	Managing Director, Salt Union
Rodney L. Underdown	36	Chief Financial Officer
Steven Wolf	57	Vice President and General Manager, Highway Deicing
Joel A. Asen	52	Director
Robert F. Clark	60	Director
Peter P. Copses	44	Director
Robert H. Falk	64	Director
Joshua J. Harris	38	Director
Scott M. Kleinman	30	Director
Douglas A. Pertz	48	Director
Heinn F. Tomfohrde, III	69	Director

            Michael E. Ducey joined Compass as the President and Chief Executive Officer on April 1, 2002.  Mr. Ducey has approximately 30 years of broad-based general management and operating experience in the chemical industry with Borden Chemical, a $1.4 billion diversified chemical company.  Most recently, he served as Borden Chemical’s President and Chief Executive Officer.

            Robert A. Beck has recently joined Compass to serve as the Vice President and General Manager for our SOP subsidiary, GSL Corporation. Mr. Beck was Vice President for Operations at CompuNet Engineering, a network solutions provider. Prior to this, from 1997 to 1998, he was Vice President of Sales and Marketing and, from 1993 to 1997, Director of International Sales for Great Salt Lake Minerals Corp.

            Keith E. Clark has served as the Vice President and General Manager, General Trade of our salt division since 1997 when we were under the management of Harris Chemical Group. Prior to his career at Harris, Mr. Clark served as a Vice President, Operations for North American Salt for 2 years. From 1988 until 1995, Mr. Clark assumed various operations positions at General Chemical, where his last position was Operations Manager.

            David J. Goadby has served as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since 1994, when IMC Inorganic Chemicals Inc. was still under the management of Harris Chemical Group. Prior to that position, Mr. Goadby served as the Commercial Manager of Salt Union Ltd. for 2 years. From 1984 until 1992, Mr. Goadby was employed with Imperial Chemical Industries plc in various production and distribution positions, where his last position was Business Manager Sulphur Chemicals.

            Rodney L. Underdown has served as the Chief Financial Officer since November 2001.  Prior to that Mr. Underdown served as the Vice President, Finance of our salt division since 1998 when it was purchased by IMC.  Mr. Underdown joined the Harris Chemical Group in 1997, where he served as the Director of Corporate Reporting. Prior to his career at Harris Chemical Group, Mr. Underdown was employed with Arthur Andersen for 9 years, where he served as an Audit Manager.

            Steven Wolf has served as the Vice President and General Manager, Highway Deicing of our salt division since 1994, when we were under the management of Harris Chemical Group. Mr. Wolf joined Harris Chemical Group in 1991, assuming various management responsibilities. Prior to his career at Harris Chemical Group, Mr. Wolf was a Senior Vice President at Kerr McGee for 3 years.

            Joel A. Asen has been the President of Asen Advisory since 1992, which provides strategic and financial advisory services. He was Managing Director at Whitehead Sterling from 1991 to 1992, at Paine Webber, Inc. from 1990 to 1991 and at Drexel Burnham Lambert Incorporated from 1988 to 1990. From 1985 to 1988 he was a Senior Vice President at GAF Corporation. Prior to that time, Mr. Asen was a Manager of Business Development at GE and Manager of Marketing and Business Development at GECC. Mr. Asen is also a Director of Resolution Performance Products LLC, Anchor Glass Container Corp and WMC Residco.

            Robert F. Clark has served as our President and Chief Executive Officer from November 2001 to April 2002. From April 1999 to November 2001, Mr. Clark served as Senior Vice President of IMC and President of IMC Salt since joining IMC in April 1998 as a result of the acquisition of Harris Chemical Group, Inc. From 1993 to 1998, Mr. Clark served as President of Great Salt Lake Minerals, a division of Harris Chemical Group, Inc.

            Peter P. Copses is a Senior Partner in Apollo where he has worked since 1990. From 1986 to 1990, Mr. Copses was initially an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin & Jenrette Securities Corporation, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a Director of Rent-A-Center, Inc., Prandium, Inc., Zale Corporation and Resolution Performance Products LLC.

            Robert H. Falk is a Partner in Apollo and has served as an officer of certain affiliates of Apollo since 1992. Prior to 1992, Mr. Falk was a Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Falk is a Director of Samsonite Corporation.

            Joshua J. Harris is a Founding Senior Partner in Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a Director of Breuners Home Furnishings Corporation, Pacer International, Inc., Quality Distribution Inc. and Resolution Performance Products LLC.

            Scott M. Kleinman is a Principal of Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a Director of Resolution Performance Products LLC.

            Douglas A. Pertz has been Chairman and Chief Executive Officer of IMC since March 2002.  From October 2000 to March 2002, Mr. Pertz served as Chairman, President and Chief Executive Officer of IMC, and from October 1999 to October 2000, Mr. Pertz served as President and Chief Executive Officer of IMC. Mr. Pertz served as President and Chief Operating Officer of IMC from October 1998 to October 1999. Prior to joining IMC, Mr. Pertz served from 1995 to 1998 as President and Chief Executive Officer and as a director of Culligan Water Technologies, Inc., a leading manufacturer and distributor of water purification and treatment products. Mr. Pertz has served as a Director of Compass since November 2002.

            Heinn F. Tomfohrde, III has served the chemicals industry in a variety of leadership positions for 44 years. Mr. Tomfohrde served as President and Chief Operating Officer of International Specialty Products, Inc. and its predecessor company, GAF Chemicals Corp. from 1987 to 1993. Prior to that time, Mr. Tomfohrde spent 31 years with Union Carbide Corp., rising from positions in research and development and marketing to senior management, serving as President of Union Carbide’s Consumer and Industrial Products Group from 1983 to 1986. Mr. Tomfohrde is also a Director of Resolution Performance Products LLC.

Board Committees

            Our Board of Directors has appointed an Executive Committee, Audit Committee, Compensation Committee, and Environmental, Health and Safety Committee.  The Executive Committee may exercise any of the Board’s authority between meetings of the Board.  The Audit Committee will recommend the engagement of the independent public accountants; review the professional services provided by, and the fees charged by, the independent public accountants; review the scope of the audit; and review financial statements and matters pertaining to the audit.  The Compensation Committee is responsible for assuring that the executive officers and other key management are effectively compensated and that compensation is internally equitable and externally competitive.  The Environmental, Health & Safety Committee was established to ensure compliance with environmental, health and safety initiatives and policies adopted by us, including education of site personnel; integration of environmental, health and safety policies into all business decisions; design, operation and management of facilities to protect the environment and the health and safety of all personnel.

Board Compensation

Members of the Board of Directors are reimbursed for their out-of-pocket expenses. Those directors who are not employees receive compensation for their service on the Board.

Item 11. EXECUTIVE COMPENSATION

            The following table sets forth information concerning our compensation for services in all capacities for the years ended December 31, 2002, 2001 and 2000 paid to the Chief Executive Officer and the four other most highly compensated executive officers serving as executive officers as of December 31, 2002.

Summary Compensation Table

			Long Term
			Compensation

	Annual Compensation		Awards	Pay-outs

			Securities	Long Term
			Underlying	Incentive	All Other
	Salary	Bonus	Options/SARs	Pay-outs	Compensation
Name and Principal Position	($)	($) (1)	(#) (2)	($)	($) (4)

Michael E. Ducey
President and
Chief Executive Officer
April to December 2002	262,500	251,328	75,565	---	130,761

Robert F. Clark
President and
Chief Executive Officer
January to April 2002	155,352	50,972	---	---	660,715
2001	281,250	135,000	17,154	---	94,499
2000	270,000	161,777	---	151,244	67,164

Steven Wolf
Vice President and
General Manager, Highway Deicing
2002	258,803	143,465	---	63,408	412,430
2001	247,108	91,998	30,876	---	50,348
2000	243,183	149,872	---	77,022	39,048

Keith E. Clark
Vice President and
General Manager, General Trade
2002	199,190	93,234	---	8,150	325,054
2001	193,804	75,323	29,821	---	34,405
2000	179,487	116,565	---	77,022	27,837

David J. Goadby (3)
Managing Director,
Salt Union
2002	168,774	47,095	---	---	219,886
2001	150,932	27,860	19,632	---	45,801
2000	144,304	43,429	---	---	23,240

Rodney L. Underdown
Chief Financial Officer
2002	150,000	48,960	---	---	211,294
2001	128,105	31,832	13,724	---	13,864
2000	119,548	46,189	---	---	14,288
__________________
(1)	Bonuses were paid pursuant to the Compass Minerals Group Incentive Compensation Plan. Under such program bonus amounts were calculated on an annual basis according to business performance.

(2)	Represents the number of shares of SHC’s common stock underlying options.

(3)

Mr. Goadby’s compensation is paid in British pounds sterling, which has been converted to U.S. dollars at a rate of £0.6427, £0.7072 and £0.7058 per $1.00 for the years ended December 31, 2002, 2001 and 2000, respectively.

(4)

Consists of sale and retention bonuses for critical officers and management related to the change in ownership subsequent to the Recapitalization, certain moving expenses incurred by Mr. Ducey considered by the U.S. Internal Revenue Service to be compensation, and other employer contributions to our tax-qualified and non-tax-qualified defined contribution and defined benefit retirement plans.

The following table shows all grants of options to acquire shares of SHC’s common stock made to the named executive officers during 2002.

Option Grants in 2002

	Number of Securities Underlying the	% of Total Options Granted to			Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (3)
	Options	Employees in	Exercise
Name	Granted (1)	Fiscal Year	Price Per Share (2)	Expiration Date	5%	10%

Michael E. Ducey	75,565	43.73%	$10.00	December 28, 2009	$365,442	$877,649

(1)

Each option was granted on April 1, 2002 pursuant to the Salt Holdings 2001 Stock Option Plan.  See “2001 Option Plan.”  The options generally provide for the purchase of shares of Class B Common Stock of SHC, although upon the occurrence of certain transactions the options convert into options to purchase shares of Class A Common Stock of SHC.  Each option is a non-qualified stock option and is not intended to be an “incentive stock option.”  None of the options were vested or exercisable as of December 31, 2002 and the named executive officer did not exercise any options during 2002.

(2)	Exercise price is equal to the fair market value at the date of grant.

(3)

Potential realizable values are net of exercise price, but before deduction of taxes associated with exercise.  A zero percent gain in stock price will result in zero dollars for the optionee.  The dollar amounts indicated in these columns are the result of calculations assuming growth rates required by the SEC.  These growth rates are not intended to forecast future appreciation, if any, in the price of SHC’s common stock.

2001 Option Plan

            Our employees, consultants and directors (and employees, consultants and directors of our subsidiaries) are eligible to receive options under the Salt Holdings Corporation 2001 Stock Option Plan. The option plan is administered by the board of directors of SHC (or, if determined by the board, by the compensation committee of the board). The option plan permits the grant of options to purchase shares of SHC’s common stock. Such options may be non-qualified stock options or incentive stock options. The maximum number of shares of common stock that are issuable under the option plan is 419,750 (subject to adjustment for changes in the capital structure of SHC such as stock dividends, stock splits, mergers and reorganizations).

            Following the consummation of the Recapitalization, we granted non-qualified options to purchase common stock to certain management employees, including the executive named in the management table. The per share exercise price of each such option is $10, which is equal to the Recapitalization consideration per share of common stock. The options shall generally become vested and exercisable as follows:

  One-half of the options are time vesting options that will become vested and exercisable in equal annual installments on each of the first four anniversaries of the date of grant, so long as the optionee continues to provide services to us or one of our subsidiaries as of such anniversary.

  One-half of the options are performance vesting options that will become vested and exercisable on the eighth anniversary of the date of grant, so long as the optionee continues to provide services to us or one of our subsidiaries as of such date. However, all or a portion of such performance vesting options will become vested and exercisable prior to such eighth anniversary upon a sale of the assets or capital stock of SHC pursuant to which Apollo achieves a specified internal rate of return.

            The term of the options is eight years and thirty days from the date of Recapitalization. However, all unvested options will automatically expire upon the date of an optionee’s termination of employment (or termination of directorship or consultancy, as applicable). In addition, all vested options will generally expire one year following the termination of an optionee’s services by us, subject to certain exceptions.

            Shares of common stock purchased or acquired under the stock plan will generally be subject to restrictions on transfer, repurchase rights and other limitations set forth in the investor rights agreement. See Item 13, “Certain Relationships and Related Transactions.”

Deferred Compensation Plan

            In connection with the consummation of the Recapitalization, we adopted the Salt Holdings Corporation Senior Executives’ Deferred Compensation Plan. The deferred compensation plan is not a tax qualified retirement plan. The deferred compensation plan is intended to allow certain employees to elect in advance to defer certain retention bonuses or other compensation and to allow such employees to transfer liabilities from certain IMC deferred compensation plans to the deferred compensation plan. Any amounts deferred into the deferred compensation plan represent a conditional right to receive capital stock of SHC as described below. Amounts deferred under the deferred compensation plan are represented by bookkeeping accounts maintained on behalf of the participants. Each such account is deemed to be invested in shares of capital stock of SHC. Distributions shall generally be made to a participant under the deferred compensation plan in one lump sum in the form of capital stock of SHC upon the participant’s termination of employment or upon certain Apollo “exit events.” In connection with the establishment of the deferred compensation plan, we established a “rabbi trust” which has been funded with shares of capital stock of SHC. All assets contained in the rabbi trust will be subject to the claims of creditors in the event of bankruptcy or insolvency.

Employment Agreements

            Michael E. Ducey. We have entered into an employment agreement, dated March 12, 2002, with Mr. Ducey which provides that he serve as our Chief Executive Officer and be nominated for a seat on our Board of Directors.  The agreement provides for a base salary, as well as incentive bonuses based upon meeting or exceeding financial objectives.  Mr. Ducey is subject to certain non-compete, non-solicitation and confidentiality requirements.  In the event that Mr. Ducey’s employment is terminated without cause he will receive his base pay until the earlier of twelve months, or the day he accepts other employment, or the day he violates the non-compete agreement.

            David J. Goadby.    Salt Union has entered into a service agreement, dated September 1, 1997, with Mr. Goadby which provides that he will serve Salt Union as Managing Director until his employment is terminated by either Salt Union, giving Mr. Goadby not less than twelve months prior written notice, or Mr. Goadby, giving Salt Union not less than three months prior written notice. The agreement also provides for an annual base salary of £107,000 per annum, as well as bonuses or additional remuneration, if any, as the board of directors of Salt Union may determine. For a period of six months following termination, Mr. Goadby will be subject to certain non-compete, non-solicitation and non-dealing covenants with regard to customers and non-solicitation of suppliers and managerial, supervisory, technical, sales, financial and administrative employees. In the event of a change of contro l of Salt Union, Mr. Goadby will be entitled to terminate the agreement immediately and Salt Union will be obligated to pay him an amount equal to his annual base salary and the value of his company car and medical insurance calculated over a twelve month period.

            Other Named Executive Officers.  We have not entered into employment agreements with any of our executive officers other than Mr. Ducey and Mr. Goadby and, accordingly, each such individual is currently an “at will” employee.

Item 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth certain information regarding the beneficial ownership of the common stock of SHC following the Recapitalization with respect to each person that is a beneficial owner of more than 5% of SHC’s outstanding common stock and beneficial ownership of SHC’s common stock by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group:

Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class

Apollo (2)	6,471,398	90.70%
IMC Global (3)	1,395,700	19.56%
Michael E. Ducey (5)	58,146	*
Robert A. Beck (5)	9,884	*
Keith E. Clark (4)	22,963	*
David J. Goadby (5)	15,115	*
Rodney L. Underdown (4)	10,578	*
Steven Wolf (4)	23,751	*
Joel A. Asen (6)	7,500	*
Robert F. Clark (4)	13,198	*
Peter P. Copses (6)	7,500	*
Robert H. Falk (6)	7,500	*
Joshua J. Harris (6)	7,500	*
Scott M. Kleinman (6)	7,500	*
Douglas A. Pertz (6)	7,500	*
Heinn F. Tomfohrde, III (6)	7,500	*
All directors and officers as a group	206,135	2.89%

*	Signifies less than 1%. Also, does not include any shares held by YBR Holdings that could be attributed to any of these individuals.
________________

(1)

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)

Represents all shares held of record by YBR Holdings and includes 1,038,700 shares of common stock issued on behalf of IMC in registered certificated form in the name of The Bank of New York, as the escrow agent, according to the escrow agreement by and among SHC, Apollo, IMC, The Bank of New York and certain stockholders (the “Escrow Agreement”). As a result of the Escrow Agreement, Apollo and certain of its affiliates and permitted transferees have the ability to direct the voting of these 1,038,700 shares of common stock for a period during which Apollo and certain of its affiliates and permitted transferees own a majority of the shares of common stock then outstanding. See Item 13, “Certain Relationships and Related Transactions—Agreements Between Stockholders of Salt Holdings Corporation.” YBR Holdings is an affiliate of, and is controlled by, Apollo through its majority ownership of YBR Holdings’ membership interests.  The address of each of YBR Holdings, Apollo and of Messrs. P. Copses, R. Falk, J. Harris and S. Kleinman is c/o Apollo Management, L.P., 1301 Avenue of the Americas, New York, New York 10019.

(3)	Includes 1,038,700 shares of common stock that are subject to the Escrow Agreement. The address of IMC is 100 South Saunders Road, Suite 300, Lake Forest, Illinois 60045.

(4)

Represents “Deferred Common Stock Units” credited to S. Wolf, K. Clark, R. Underdown and R. Clark, respectively, under the Salt Holdings Corporation Senior Executives’ Deferred Compensation Plan (the “Deferred Compensation Plan”).  Pursuant to the terms of the Deferred Compensation Plan, each Deferred Common Stock Unit represents the right to receive one share of SHC’s common stock upon the applicable individual’s termination of employment or upon the occurrence of certain other events specified in the Deferred Compensation Plan.  See Item 11, “Executive Compensation—Deferred Compensation Plan.”  Does not include options to purchase 27,016, 26,094, 12,009 and 15,010 shares of SHC’s common stock that SHC has granted to S. Wolf, K. Clark, R. Underdown and R. Clark, respectively.  These options are subject to time and performance vesting conditions. See Item 11, “Executive Compensation—2001 Option Plan.”  The address of each of Messrs. S. Wolf, K. Clark, R. Underdown and R. Clark is c/o Salt Holdings Corporation, 8300 College Boulevard, Overland Park, Kansas 66210.

(5)

Does not include options to purchase 66,119, 17,178 and 11,244 shares of SHC’s common stock that SHC has granted to M. Ducey, D. Goadby and R. Beck, respectively, which are subject to time and performance vesting conditions. See Item 11, “Executive Compensation—2001 Option Plan.” The address of each of Messrs. M. Ducey, D. Goadby and R. Beck is c/o Salt Holdings Corporation, 8300 College Boulevard, Overland Park, Kansas 66210.

(6)

Includes options to purchase 7,500 shares of SHC’s common stock that SHC has granted to each of Messrs. J. Asen, P. Copses, R. Falk, J. Harris, S. Kleinman, D. Pertz and H. Tomfohrde III.  These options are exercisable immediately.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ongoing Relationship with IMC Global

            In connection with the Recapitalization, we, our parent SHC and IMC or their respective affiliates entered into several additional agreements providing for the continuation or transfer and transition of certain aspects of our business operations. These agreements were the result of arm’s-length negotiations in connection with the Recapitalization, and we believe they are on terms at least as favorable to us as those we could have obtained from unaffiliated third parties. Set forth below are descriptions of the material agreements that we or our affiliates have entered into with IMC.

Supply Agreements

            We have contracted with IMC or its affiliates to supply some of our facilities with raw materials used in the production of our products and to supply to other facilities finished products that we distribute to our customers or distributors. IMC supplies us with the following products:

coarse and mixed highway deicing salt, as a finished product, from IMC’s Esterhazy, Saskatchewan facility;
bulk white granular ice melt muriate of potash from IMC’s Belle Plaine, Saskatchewan facility;

packaged water softener muriate of potash, as a finished product, from IMC’s Belle Plaine, Saskatchewan facility;
MOP, as a raw material, from IMC’s Esterhazy, Saskatchewan facility to our Ogden facility;
a variety of general trade salt products, as finished products, from IMC’s Hersey, Michigan facility; and
SOP, as a finished product, from IMC’s Carlsbad, New Mexico facility.

            The terms of these supply contracts range from five to thirteen years and are automatically extended by one-year intervals unless termination notice is given by either party six months prior to the end of the term. The prices we paid for these products varies depending on the product. However, we believe that the prices IMC is charging are generally at or below the prices that can be obtained from third persons. Some contracts require the purchase of all of our requirements for a particular product from IMC. Others require the purchase no less than 90% of our requirements from IMC, while others have no purchase requirement at all. The SOP supply contract requires us to purchase 28% of our domestic requirements from IMC. Certain of those contracts permit us to obtain a lower price elsewhere and, if IMC does not match the lower price, we can purchase at the lower price from the third party. We cannot exercise our rights under these provisions more than twice in a year. Under the Hersey salt supply contract, we are required to purchase no less than 200,000 tons of salt products each year under most circumstances and we can purchase from third parties if a force majeure event prevents IMC from delivering products to us. Pricing for the Esterhazy highway deicing salt contract is adjusted each year based on a Canadian product price index. Pricing under the other supply contracts is generally adjusted each year based on the movement in the sales prices of the products our own customers. Under the Hersey salt supply contract the price is adjusted each year based on a salt producer price index, but we have the right to change the pricing adjustment formula to a quarterly adjustment based on the prices we sell the products to our customers.

Transitional Arrangements

            In connection with the Recapitalization, we have also entered into transition arrangements with IMC pursuant to which IMC will provide services and support to us and assist us in migrating certain information technology to us as a stand alone business. The purpose of the transition arrangements was to develop and implement a transition plan and to assure that we received substantially the same information technology services and systems that we had prior to the Recapitalization. IMC provided these services for a year unless we terminated any services earlier. We also entered into transition arrangements with respect to the premises at Overland Park, which premises was shared with IMC’s chemicals business during part of 2002.  This agreement was terminated during 2002.

Railcar Lease Memorandum of Understanding

            We sublease railcars from affiliates of IMC that are used by us to transport products used in our business.  At December 31, 2002, we leased approximately 170 railcars with terms that expire on various dates throughout 2003 and with options available on some railcars until 2014.

Agreements Between Stockholders of Salt Holdings Corporation

Stock Rights Agreement

In connection with the Recapitalization, Apollo, certain affiliates of Apollo and IMC entered into a stock rights agreement. Material provisions of that agreement are as follows:

Registration Rights

            Under the terms of the stock rights agreement, SHC has agreed to register its shares of common stock owned by Apollo, certain of its affiliates and permitted transferees, and IMC under the following circumstances:

  Demand Rights.    Upon written request from Apollo or certain affiliates of Apollo, SHC will register shares of common stock specified in such request for resale under an appropriate registration statement filed and declared effective by the Securities and Exchange Commission. SHC will not be obligated to effectuate a registration until 180 days after SHC’s initial public offering where, cumulatively, more than 20% of the stock of SHC has been sold to the public. SHC may defer a demand for registration by up to 90 days if its board of directors deems it to be materially detrimental for us to file a registration statement. SHC may only make such a deferral twice in any 12-month period.

  Piggyback Rights.    If at any time SHC files a registration statement for the purposes of making a public offering of its common stock, or registers outstanding shares of common stock for resale on behalf of any holder of its common stock, the other parties to the stock rights agreement may elect to include in such registration any shares of common stock such person holds. SHC or the managing underwriter may exclude all or a part of the shares if market factors dictate pursuant to an order of priority specified in the stock rights agreement.

  Lockup.    In consideration of these registration rights, the stockholders who are parties to the stock rights agreement have agreed not to sell shares of common stock for a period not to exceed 60 days prior to or 180 days following the effective date of any registration statement filed by us in connection with an underwritten public offering, subject to certain exceptions.

Additional Equity Issuances

            Prior to an initial public offering where, cumulatively, more than 20% of the stock of SHC is sold to the public, SHC may not issue any of its securities to Apollo or certain of its affiliates or permitted transferees, unless SHC also offers IMC an opportunity to acquire a pro rata percentage of all of the securities to be issued.

Sales of Securities by Apollo and IMC Global

  Bring-Along and Tag-Along Rights.    The agreement allows Apollo and certain of its affiliates and permitted transferees to require IMC to sell a pro rata percentage of its common stock in SHC if Apollo or certain of its affiliates or permitted transferees are selling their own shares in a sale of the Company. Similarly, the agreement allows IMC to participate with Apollo and certain of its affiliates and permitted transferees on a pro rata basis if Apollo or certain of its affiliates or permitted transferees are selling at least 20% of their respective shares of common stock.

  Transfer and Clawback Rights.    The agreement also requires IMC to place its securities into an escrow account and potentially transfer its securities to Apollo and certain of its affiliates and permitted transferees on a case by case basis depending on how much Apollo and certain of its affiliates and permitted transferees sell their securities for each time they sell their securities. This arrangement will provide Apollo with a preferential return over IMC’s interest in SHC and, subject to certain conditions, will stay in place until Apollo and certain of its affiliates and permitted transferees sell for cash more than 90% of the total amount of common stock they received in the Recapitalization. It could result in Apollo and certain of its affiliates and permitted transferees owning more and IMC owning less of SHC than they each owned immediately following the Recapitalization.

Management Consulting Agreement

            In connection with the Recapitalization, SHC entered into a management consulting agreement with Apollo. The agreement allows us and any of our affiliates to utilize Apollo’s expertise in areas such as financial transactions, acquisitions and other matters that relate to our business, administration and policies. Apollo received a one time transaction fee for structuring the Recapitalization and will receive an annual fee for its management services and advice. Apollo also has the right to act, in return for additional fees, as our financial advisor or investment banker for any merger, acquisition, disposition or the like if we decide we need to hire someone to fill such a role.

Item 14. CONTROLS AND PROCEDURES

            Within the 90 days prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of Compass Minerals Group, Inc. pursuant to Exchange Act Rule 13a-14.  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee.  In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our independent auditors.

There were no significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Consolidated Balance Sheets as of December 31, 2002 and 2001	40

Combined and Consolidated Statements of Operations for the three years ended December 31, 2002	41

Combined and Consolidated Statements of Common Stockholder’s Equity (Deficit) for the three years ended December 31, 2002	42

Combined and Consolidated Statements of Cash Flows for the three years ended December 31, 2002	43

Notes to Combined and Consolidated Financial Statements	45

(a)(2) Financial Statement Schedule:

Schedule II – Valuation Reserves

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp.  Exhibit 2.1 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp.  Exhibit 2.2 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

3.1

Restated Certificate of Incorporation of IMC Inorganic Chemicals Inc., filed as Exhibit A to the Certificate of Merger of IMC Merger Sub Inc. with and into Harris Chemical Group, Inc., filed on April 1, 1998. Exhibit 3.1 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

3.2

Certificate of Amendment of Certificate of Incorporation of IMC Inorganic Chemicals Inc., changing its name from IMC Inorganic Chemicals Inc. to Compass Minerals Group, Inc., filed on November 28, 2001.  Exhibit 3.2 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

3.3	By-laws of Compass Minerals Group, Inc. Exhibit 3.3 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.
4.1

Indenture, dated November 28, 2001, among Compass Minerals Group, Inc., as issuer, Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company, as guarantors, and The Bank of New York, as trustee, governing Compass’ 10% Senior Subordinated Notes due 2011.  Exhibit 4.1 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

4.2	Form of Senior Subordinated Note (included as Exhibit B to Exhibit 4.1). Exhibit 4.3 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.
10.1

Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee.  Exhibit 10.1 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.2

Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease dated July 1, 1997.  Exhibit 10.2 to Compass’ Registration Statement on Form S-4 (No. 333-82700), is incorporated herein by reference.

10.3

Royalty Agreement, dated September 1, 1962, between IMC Kalium Ogden Corp. and the Utah State Land Board. Exhibit 10.3 to Compass’ Registration Statement on Form S-4 (No. 333-82700), is incorporated herein by reference.

Exhibit No.	Description of Exhibit

10.4

Amended and Restated Credit Agreement, dated April 10, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint-bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent. Exhibit 10.4 to Compass’ Registration Statement on Form S-4 (No. 333-82700), is incorporated herein by reference.

10.5

Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 19, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent.

10.6

U.S. Collateral and Guaranty Agreement, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc., Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company and JPMorgan Chase Bank, as collateral agent.  Exhibit 10.5 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.7

U.S. Collateral Assignment, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc. and JPMorgan Chase Bank.  Exhibit 10.6 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.8

Foreign Guaranty, dated November 28, 2001, among Sifto Canada Inc., Salt Union Limited, IMC Global (Europe) Limited, IMC Global (UK) Limited, London Salt Limited, Direct Salt Supplies Limited, J.T. Lunt & Co. (Nantwich) Limited, and JPMorgan Chase Bank, as collateral agent.  Exhibit 10.7 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.9

2001 Stock Option Plan of Salt Holdings Corporation, as adopted by the Board of Directors of Salt Holdings Corporation on November 28, 2001.  Exhibit 10.8 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.10

Salt Holdings Corporation Senior Executives' Deferred Compensation Plan, effective as October 8, 2001.  Exhibit 10.9 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.11

Service Agreement, dated September 1, 1997, between Salt Union Limited and David J. Goadby.  Exhibit 10.10 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.12

Investor Rights Agreement, dated November 28, 2001, between Salt Holdings Corporation and the holders of securities of Salt Holdings Corporation party thereto.  Exhibit 10.11 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.13

Management Consulting Agreement, dated November 28, 2001, between Salt Holdings Corporation and Apollo Management V L.P.  Exhibit 10.12 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.14

Master Assignment Agreement, dated April 10, 2002, among Compass Minerals Group, Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the Existing Lenders (as defined in the Master Assignment Agreement).  Exhibit 10.13 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

Exhibit No.	Description of Exhibit

10.15	Employment Agreement, dated March 12, 2002, between Compass Minerals Group, Inc. and Michael E. Ducey.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrants.

(b)	Reports on Form 8-K:

Form 8-K, filed July 17, 2002, “Changes in Registrant’s Certifying Accountants”
Form 8-K, filed August 12, 2002, “Regulation FD Disclosure”

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS MINERALS GROUP, INC.

Date: March 31, 2003	/s/ Michael E. Ducey
Michael E. Ducey
President and Chief Executive Officer

Date: March 31, 2003	/s/ Rodney L. Underdown
Rodney L. Underdown
Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals Group, Inc. and in the capacities indicated on March 31, 2003.

Signature	Capacity

/s/ Michael E. Ducey	President and Chief Executive Officer and Director

Michael E. Ducey

/s/ Robert A. Beck	Vice President and General Manager, SOP

Robert A. Beck

/s/ Keith E. Clark	Vice President and General Manager, General Trade

Keith E. Clark

/s/ David J. Goadby	Managing Director, Salt Union

David J. Goadby

/s/ Rodney L. Underdown	Chief Financial Officer

Rodney L. Underdown

/s/ Steven Wolf	Vice President and General Manager, Highway Deicing

Steven Wolf

/s/ Joel A. Asen	Director

Joel A. Asen

/s/ Robert F. Clark	Director

Robert F. Clark

/s/ Peter P. Copses	Director

Peter P. Copses

/s/ Robert H. Falk	Director

Robert H. Falk

/s/ Joshua J. Harris	Director

Joshua J. Harris

/s/ Scott M. Kleinman	Director

Scott M. Kleinman

/s/ Douglas A. Pertz	Director

Douglas A. Pertz

/s/ Heinn F. Tomfohrde, III	Director

Heinn F. Tomfohrde, III

CERTIFICATIONS

I, Michael E. Ducey, certify that:

1.	I have reviewed this annual report on Form 10-K of Compass Minerals Group, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Michael E. Ducey
Michael E. Ducey
President and Chief Executive Officer

I, Rodney L. Underdown, certify that:

1.	I have reviewed this annual report on Form 10-K of Compass Minerals Group, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Rodney L. Underdown
Rodney L. Underdown
Chief Financial Officer

SCHEDULE II – VALUATION RESERVES

Compass Minerals Group, Inc.
December 31, 2002, 2001 and 2000
(in millions)

Description	Balance at the Beginning of the Year	Additions Charged to Expense		Deductions(1)	Balance at the End of the Year

Deducted from Receivables - Allowance for Doubtful Accounts

2002	$2.0		$0.0	$(0.4)	$1.6
2001	1.8		1.6	(1.4)	2.0
2000	1.7		0.7	(0.6)	1.8

Deducted from Deferred Income Taxes - Valuation Allowance for Net Operating Loss Carryforwards

2002	$114.0	$	---	$(9.2)	$104.8
2001	114.0		---	---	114.0
2000	109.3		4.7	---	114.0

(1)	Deduction for purposes for which reserve was created.