Form 10-K/A
period 2002-12-31
COMPASS MINERALS GROUP INC
filed 2003-04-17
CIK 1160726

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-82700

COMPASS MINERALS GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	48-1135403 (I.R.S. Employer Identification Number)

8300 College Boulevard Overland Park, Kansas (Address of Principal Executive Offices)	66210 (Zip Code)

Registrant’s telephone number, including area code: (913) 344-9200

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  |X|   No  |  |

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  |  |  No  |X|

                The number of shares outstanding of the registrant’s $0.01 par value common stock at December 31, 2002 was 1,000 shares. All of such shares are owned by Salt Holdings Corporation.

Explanatory Note

                This Amendment No. 1 to the Annual Report on Form 10-K of Compass Minerals Group, Inc. (the “Company”) amends and restates Item 15(a)(1), Item 15(a)(2) and Item 15(a)(3) of Part IV for the sole purpose of restating Schedule II – Valuation Reserves, which is being filed herewith. This financial statement schedule has been restated to conform the amounts related to the deferred tax asset valuation allowance to amounts appearing in the Company’s consolidated financial statements. This Amendment No. 1 also amends Item 8 of Part II only to the extent, and for the sole purpose of, amending the Report of Independent Accountants of PricewaterhouseCoopers LLP to make reference to the restated financial statement schedule.

PART II

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The Report of Independent Auditors of Ernst & Young LLP, the Company’s Consolidated Balance Sheets as of December 31, 2002 and 2001, Combined and Consolidated Statements of Operations for the three years ended December 31, 2002, Combined and Consolidated Statements of Common Stockholder’s Equity (Deficit) for the three years ended December 31, 2002, Combined and Consolidated Statements of Cash Flows for the three years ended December 31, 2002 and Notes to Combined and Consolidated Financial Statements are hereby incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2003.

Report of Independent Accountants

To the Board of Directors and Shareholders of
Compass Minerals Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Compass Minerals Group, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) after the restatement described therein, presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Kansas City, Missouri
March 24, 2003
except for the restatement described above which is as of April 16, 2003

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The Company’s Consolidated Balance Sheets as of December 31, 2002 and 2001, Combined and Consolidated Statements of Operations for the three years ended December 31, 2002, Combined and Consolidated Statements of Common Stockholder’s Equity (Deficit) for the three years ended December 31, 2002, Combined and Consolidated Statements of Cash Flows for the three years ended December 31, 2002 and Notes to Combined and Consolidated Financial Statements are hereby incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2003.

(a)(2)	Financial Statement Schedule:

The following financial statement schedule is filed as part of this Report at page 10 hereof: Schedule II – Valuation Reserves

(a)(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp. Exhibit 2.1 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp. Exhibit 2.2 to Compass' Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

3.1	Restated Certificate of Incorporation of IMC Inorganic Chemicals Inc., filed as Exhibit A to the Certificate of Merger of IMC Merger Sub Inc. with and into Harris Chemical Group, Inc., filed on April 1, 1998. Exhibit 3.1 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of IMC Inorganic Chemicals Inc., changing its name from IMC Inorganic Chemicals Inc. to Compass Minerals Group, Inc., filed on November 28, 2001. Exhibit 3.2 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

3.3	By-laws of Compass Minerals Group, Inc. Exhibit 3.3 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

4.1	Indenture, dated November 28, 2001, among Compass Minerals Group, Inc., as issuer, Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company, as guarantors, and The Bank of New York, as trustee, governing Compass’ 10% Senior Subordinated Notes due 2011. Exhibit 4.1 to Compass' Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

4.2	Form of Senior Subordinated Note (included as Exhibit B to Exhibit 4.1). Exhibit 4.3 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.1	Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee. Exhibit 10.1 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

Exhibit No.	Description of Exhibit

10.2	Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease dated July 1, 1997. Exhibit 10.2 to Compass’ Registration Statement on Form S-4 (No. 333-82700), is incorporated herein by reference.

10.3	Royalty Agreement, dated September 1, 1962, between IMC Kalium Ogden Corp. and the Utah State Land Board. Exhibit 10.3 to Compass’ Registration Statement on Form S-4 (No. 333-82700), is incorporated herein by reference.

10.4	Amended and Restated Credit Agreement, dated April 10, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint-bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent. Exhibit 10.4 to Compass’ Registration Statement on Form S-4 (No. 333-82700), is incorporated herein by reference.

10.5	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 19, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent.

10.6	U.S. Collateral and Guaranty Agreement, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc., Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company and JPMorgan Chase Bank, as collateral agent. Exhibit 10.5 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.7	U.S. Collateral Assignment, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc. and JPMorgan Chase Bank. Exhibit 10.6 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.8	Foreign Guaranty, dated November 28, 2001, among Sifto Canada Inc., Salt Union Limited, IMC Global (Europe) Limited, IMC Global (UK) Limited, London Salt Limited, Direct Salt Supplies Limited, J.T. Lunt & Co. (Nantwich) Limited, and JPMorgan Chase Bank, as collateral agent. Exhibit 10.7 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.9	2001 Stock Option Plan of Salt Holdings Corporation, as adopted by the Board of Directors of Salt Holdings Corporation on November 28, 2001. Exhibit 10.8 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.10	Salt Holdings Corporation Senior Executives’ Deferred Compensation Plan, effective as October 8, 2001. Exhibit 10.9 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

Exhibit No.	Description of Exhibit

10.11	Service Agreement, dated September 1, 1997, between Salt Union Limited and David J. Goadby. Exhibit 10.10 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.12	Investor Rights Agreement, dated November 28, 2001, between Salt Holdings Corporation and the holders of securities of Salt Holdings Corporation party thereto. Exhibit 10.11 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.13	Management Consulting Agreement, dated November 28, 2001, between Salt Holdings Corporation and Apollo Management V L.P. Exhibit 10.12 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.14	Master Assignment Agreement, dated April 10, 2002, among Compass Minerals Group, Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the Existing Lenders (as defined in the Master Assignment Agreement). Exhibit 10.13 to Compass’ Registration Statement on Form S-4 (No. 333-82700) is incorporated herein by reference.

10.15	Employment Agreement, dated March 12, 2002, between Compass Minerals Group, Inc. and Michael E. Ducey.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrants.

23	Consent of Independent Auditors

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2003	COMPASS MINERALS GROUP, INC. /s/ Michael E. Ducey ——————————————— Michael E. Ducey President and Chief Executive Officer

Date: April 17, 2003	/s/ Rodney L. Underdown ——————————————— Rodney L. Underdown Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals Group, Inc. and in the capacities indicated on April 17, 2003.

Signature	Capacity
/s/ Michael E. Ducey ——————————— Michael E. Ducey	President and Chief Executive Officer and Director
——————————— Robert A. Beck	Vice President and General Manager, SOP
——————————— Keith E. Clark	Vice President and General Manager, General Trade
——————————— David J. Goadby	Managing Director, Salt Union
/s/ Rodney L. Underdown ——————————— Rodney L. Underdown	Chief Financial Officer
——————————— Steven Wolf	Vice President and General Manager, Highway Deicing
/s/ Joel A. Asen ——————————— Joel A. Asen	Director
6

/s/ Robert F. Clark ——————————— Robert F. Clark	Director
/s/ Peter P. Copses ——————————— Peter P. Copses	Director
/s/ Robert H. Falk ——————————— Robert H. Falk	Director
/s/ Joshua J. Harris ——————————— Joshua J. Harris	Director
/s/ Joshua J. Harris ——————————— Joshua J. Harris	Director
/s/ Scott M. Kleinman ——————————— Scott M. Kleinman	Director
——————————— Douglas A. Pertz	Director
/s/ Heinn F. Tomfohrde, III ——————————— Heinn F. Tomfohrde, III	Director
7

CERTIFICATIONS

I, Michael E. Ducey, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Compass Minerals Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/ Michael E. Ducey ——————————————— Michael E. Ducey President and Chief Executive Officer
8

I, Rodney L. Underdown, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Compass Minerals Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/ Rodney L. Underdown ——————————————— Rodney L. Underdown Chief Financial Officer
9

SCHEDULE II – VALUATION RESERVES

        This financial statement schedule has been restated to conform the amounts related to the deferred tax asset valuation allowance to amounts appearing in the Company’s consolidated financial statements.

Compass Minerals Group, Inc.
December 31, 2002, 2001 and 2000
(in millions)

Description	Balance at the Beginning of the Year	Additions Charged to Expense	Deductions(1)	Other (2)	Balance at the End of the Year
Deducted from Receivables - Allowance for Doubtful Accounts
2002	$2.0	$0.0	$(0.4)	$—	$1.6
2001	1.8	1.6	(1.4)	—	2.0
2000	1.7	0.7	(0.6)	—	1.8
Deducted from Deferred Income Taxes - Valuation Allowance
(restated)
2002	$44.3	$—	$(3.4)	$—	$40.9
2001	48.3	—	—	(4.0)	44.3
2000	48.3	—	—	—	48.3

(1)	Deduction for purposes for which reserve was created.

(2)	Corresponding tax asset diminished upon Recapitalization.

10