Form 10-Q
period 2003-03-31
COMPASS MINERALS GROUP INC
filed 2003-05-09
CIK 1160726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 OR

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

Yes:         No:  X

Common Stock, $0.01 Par Value - 1,000 shares outstanding as of May 1, 2003

COMPASS MINERALS GROUP, INC.

Table of Contents

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50.1	$11.9
Receivables, less allowance for doubtful accounts of
$1.6 million in 2003 and 2002	83.7	94.5
Inventories	53.5	96.5
Other	2.5	0.7

Total current assets	189.8	203.6

Property, plant and equipment, net	408.9	413.2
Other	26.9	27.2

Total assets	$625.6	$644.0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.8	$1.2
Accounts payable	48.7	62.3
Accrued expenses	10.5	8.9
Accrued interest	4.3	12.6
Accrued salaries and wages	14.4	12.6
Income taxes payable	7.0	4.8

Total current liabilities	85.7	102.4

Long-term debt, net of current portion	406.2	436.4
Deferred income taxes	101.3	99.6
Other noncurrent liabilities	23.6	25.3

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued and
outstanding	—	—
Additional paid in capital	349.5	349.5
Accumulated deficit	(342.4)	(369.3)
Accumulated other comprehensive income	1.7	0.1

Total stockholder’s equity (deficit)	8.8	(19.7)

Total liabilities and stockholder’s equity (deficit)	$625.6	$644.0

The accompanying notes are an integral part of the consolidated financial statements. 2

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in millions)

	Three months ended March 31,

	2003	2002

Sales	$212.7	$162.4
Cost of sales – shipping and handling costs	64.1	48.5
Cost of sales – products	95.5	74.3

Gross profit	53.1	39.6

Selling, general and administrative expenses	11.6	9.6
Restructuring and other charges	—	2.5

Operating earnings	41.5	27.5

Other (income) expense:
Interest expense	9.7	10.2
Other, net	(0.3)	—

Income before income taxes	32.1	17.3

Income tax expense	5.2	5.6

Net income	$26.9	$11.7

The accompanying notes are an integral part of the consolidated financial statements. 3

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited) For the three months ended March 31, 2003 (in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2002	$—	$349.5	$(369.3)	$0.1	$(19.7)

Comprehensive income:
Net income			26.9		26.9
Unrealized loss on cash flow
hedges, net of tax				(0.6)	(0.6)
Cumulative translation adjustments				2.2	2.2

Comprehensive income					28.5

Balance, March 31, 2003	$—	$349.5	$(342.4)	$1.7	$8.8

The accompanying notes are an integral part of the consolidated financial statements. 4

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$26.9	$11.7
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and depletion	9.8	9.1
Amortization	0.5	0.5
Restructuring and other charges, net of cash	—	1.1
Deferred income taxes	1.7	3.1
Changes in operating assets and liabilities:
Receivables	12.3	19.6
Due to affiliates	(0.3)	—
Inventories	43.7	22.4
Other assets	(1.9)	(0.1)
Accounts payable and accrued expenses	(20.0)	(4.7)
Other noncurrent liabilities	(0.1)	(0.8)

Net cash provided by operating activities	72.6	61.9

Cash flows from investing activities:
Capital expenditures	(2.7)	(3.3)

Net cash used in investing activities	(2.7)	(3.3)

Cash flows from financing activities:
Revolver activity	—	(39.8)
Principal payments on other long-term debt, including capital leases	(30.5)	(0.1)
Deferred financing costs	—	(0.5)

Net cash used in financing activities	(30.5)	(40.4)

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.8)

Net increase in cash and cash equivalents	38.2	17.4

Cash and cash equivalents, beginning of the period	11.9	15.9

Cash and cash equivalents, end of the period	$50.1	$33.3

Supplemental cash flow information:
Interest paid excluding capitalized interest	$17.4	$8.7
Income taxes paid	2.1	3.8

The accompanying notes are an integral part of the consolidated financial statements. 5

COMPASS MINERALS GROUP, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Formation and Basis of Presentation:

              On November 28, 2001, IMC Inc. (“IMC”) completed the sale of Compass Minerals Group, Inc. (“CMG” or the “Company”) to Salt Holdings Corporation (“SHC”), an affiliate of Apollo Management V, L.P. (“Apollo”), whereby SHC acquired control of CMG in a recapitalization transaction (“Recapitalization”). The acquisition has been accounted for as a leveraged recapitalization. The excess of the purchase price over the net assets acquired was recorded in Stockholder’s Equity of SHC.

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

              The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the CMG Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2003.

              Certain reclassifications were made to prior year amounts in order to conform with the current year’s presentation.

2. Recent Accounting Pronouncements:

              In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an obligation related to the retirement of certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

              In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 in the first quarter of 2003 as the provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and requires certain disclosures in the Company's quarterly and annual financial statements. SHC has a stock option plan that was adopted on November 28, 2001. The Company elected to continue to follow the accounting method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, as amended by SFAS 148. Under APB No. 25, because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of applying the fair value method under SFAS No. 123, as amended by SFAS 148, to the Company's stock-based awards resulted in pro forma net income that is not materially different from amounts reported in the accompanying consolidated statement of operations for the three month periods ending March 31, 2003 and 2002.

3. Inventories:

Inventories consist of the following (in millions):

	March 31, 2003	December 31, 2002

Finished goods	$41.3	$83.5
Raw materials and supplies	12.2	13.0

	$53.5	$96.5

4. Long-term Debt:

Third-party long-term debt consists of the following (in millions):

	March 31, 2003	December 31, 2002

Senior Subordinated Notes	$325.0	$325.0
Term Loan	78.9	109.3
Revolving Credit Facility	—	—
Other, including capital lease obligations	—	0.1

	403.9	434.4
Premium on senior subordinated notes, net	3.1	3.2
Current portion of long-term debt	(0.8)	(1.2)

	$406.2	$436.4

              See Note 7 for discussion of modifications to debt subsequent to March 31, 2003.

5. Operating Segments:

              Beginning in 2003, the Company no longer allocates corporate general and administrative costs incurred by CMG to its operating segments. For purposes of segment disclosure information, these costs are now classified in “Other.” The Company believes that this action will improve its ability to analyze its segment operating results. Certain reclassifications have been made to the 2002, 2001 and 2000 segment information in order to conform with the current year’s presentation.

Segment information as of and for the three months periods ended March 31, 2003 and 2002, is as follows (in millions):

2003	Salt	Potash	Other (e)	Total

Sales to external customers	$200.4	$12.3	$—	$212.7
Intersegment sales	—	1.8	(1.8)	—
Cost of sales – shipping and handling costs	62.0	2.1	—	64.1
Operating earnings (loss)	45.4	0.3	(4.2)	41.5
Total assets	$488.0	$119.5	$18.1	$625.6

2002	Salt	Potash	Other (e)	Total

Sales to external customers	$149.4	$13.0	$—	$162.4
Intersegment sales	—	1.5	(1.5)	—
Cost of sales – shipping and handling costs	46.8	1.7	—	48.5
Operating earnings (loss) (a)	32.6	(0.1)	(5.0)	27.5
Total assets	$477.2	$124.9	$21.0	$623.1

Segment information as of and for the years ended December 31, is as follows (in millions):

2002	Salt	Potash	Other (e)	Total

Sales to external customers	$452.5	$50.1	$—	$502.6
Intersegment sales	—	8.9	(8.9)	—
Cost of sales – shipping and handling costs	130.2	7.3	—	137.5
Operating earnings (loss) (b)	95.1	4.8	(22.2)	77.7
Total assets	$509.8	$116.0	$18.2	$644.0

2001	Salt	Potash	Other (e)	Total

Sales to external customers	$485.0	$38.2	$—	$523.2
Intersegment sales	—	8.8	(8.8)	—
Cost of sales – shipping and handling costs	143.2	—	—	143.2
Operating earnings (loss) (c)	94.3	0.7	(37.9)	57.1
Total assets	$514.2	$120.9	$20.5	$655.6

2000	Salt	Potash	Other (e)	Total

Sales to external customers	$465.1	$44.1	$—	$509.2
Intersegment sales	—	6.3	(6.3)	—
Cost of sales – shipping and handling costs	140.0	—	—	140.0
Operating earnings (loss) (d)	(400.0)	(141.9)	(13.3)	(555.2)
Total assets	$512.8	$121.9	$1.3	$636.0

(a)	Includes $2.5 million related to restructuring costs.

(b)	Includes $7.7 million related to restructuring costs.

(c)	Includes $27.0 million related to transaction and restructuring costs.

(d)	Includes $616.6 million related to asset impairments, goodwill write-downs and severance.

(e)	Other includes corporate entities and eliminations.

8

6. Other Comprehensive Income:

The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the three month period ended March 31, 2003:

	Unfunded Pension Losses	Unrealized gains on cash flow hedges	Foreign currency adjustments	Accumulated Other Comprehensive Income

Balance at December 31, 2002	$(11.9)	$0.1	$11.9	$0.1
2003 changes	—	(0.6)	2.2	1.6

Balance at March 31, 2003	$(11.9)	$(0.5)	$14.1	$1.7

For the quarter ended March 31, 2003:	Before tax amount	Tax (expense) benefit	Net-of-tax amount

Gas hedging adjustment	$(0.8)	$0.2	$(0.6)
Foreign currency translation adjustment	2.2	—	2.2

Other comprehensive income	$1.4	$0.2	$1.6

7. Subsequent Events:

              On May 5, 2003, the Company amended the senior credit facility (“Senior Credit Facility”) to allow the Company to pay a dividend to be funded with either cash on hand or with borrowings under the amended and restated senior revolving credit facility (“Revolving Credit Facility”). Additionally, the amendment permits the Company to repurchase certain SHC securities, other than the senior subordinated notes (“Senior Subordinated Notes”) and senior discount notes (“Discount Notes”), not held by Apollo or management.

8. Guarantor/Non-guarantor Condensed Consolidating Statements

              The following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
March 31, 2003
(in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$33.9	$16.2	$—	$—	$50.1
Receivables, net	52.0	31.7	—	—	83.7
Inventories	33.8	19.7	—	—	53.5
Other current assets	2.5	—	—	—	2.5
Property, plant and equipment, net	213.2	195.7	—	—	408.9
Investment in subsidiaries	—	—	404.4	(404.4)	—
Other	7.7	5.1	14.1	—	26.9

Total assets	$343.1	$268.4	$418.5	$(404.4)	$625.6

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	72.1	3.5	9.3	—	84.9

Total current liabilities	72.1	3.5	10.1	—	85.7

Due to (from) affiliates	(104.9)	80.0	24.9	—	—
Long-term debt, net of current portion	—	—	406.2	—	406.2
Other noncurrent liabilities	123.7	32.7	(31.5)	—	124.9

Total stockholder’s equity (deficit)	252.2	152.2	8.8	(404.4)	8.8

Total liabilities and stockholder’s equity (deficit)	$343.1	$268.4	$418.5	$(404.4)	$625.6

10

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) December 31, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$6.5	$5.4	$—	$—	$11.9
Receivables, net	59.1	35.4	—	—	94.5
Inventories	65.7	30.8	—	—	96.5
Other current assets	0.2	0.5	—	—	0.7
Property, plant and equipment, net	216.5	196.7	—	—	413.2
Investment in subsidiaries	—	—	375.4	(375.4)	—
Other	7.6	2.7	16.9	—	27.2

Total assets	$355.6	$271.5	$392.3	$(375.4)	$644.0

Current portion of long-term debt	$—	$0.1	$1.1	$—	$1.2
Other current liabilities	59.0	27.3	14.9	—	101.2

Total current liabilities	59.0	27.4	16.0	—	102.4
Long-term debt, net of current portion	—	—	436.4	—	436.4
Due to (from) affiliates	(70.8)	92.8	(22.0)	—	—
Other noncurrent liabilities	137.0	6.3	(18.4)	—	124.9
Total stockholder’s equity (deficit)	230.4	145.0	(19.7)	(375.4)	(19.7)

Total liabilities and stockholder’s equity (deficit)	$355.6	$271.5	$392.3	$(375.4)	$644.0

11

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Three Months Ended March 31, 2003 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Sales	$140.0	$72.7	$—	$—	$212.7
Cost of sales – shipping and handling	46.4	17.7	—	—	64.1
Cost of sales – products	60.0	35.5	—	—	95.5

Gross profit	33.6	19.5	—	—	53.1
Selling, general and administrative expenses	6.7	4.9	—	—	11.6

Operating income	26.9	14.6	—	—	41.5
Interest expense	0.1	2.3	7.3	—	9.7
Other (income) expense	(0.2)	(0.1)	—	—	(0.3)
(Earnings) in equity of subsidiary	—	—	(25.0)	25.0	—

Income (loss) before income taxes	27.0	12.4	17.7	(25.0)	32.1
Income tax expense (benefit)	9.4	5.0	(9.2)	—	5.2

Net income (loss)	$17.6	$7.4	$26.9	$(25.0)	$26.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Three Months Ended March 31, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Sales	$107.7	$54.7	$—	$—	$162.4
Cost of sales – shipping and handling	34.5	14.0	—	—	48.5
Cost of sales – products	46.5	27.8	—	—	74.3

Gross profit	26.7	12.9	—	—	39.6
Selling, general and administrative expenses	5.1	4.5	—	—	9.6
Restructuring and other charges	1.7	0.4	0.4	—	2.5

Operating income (loss)	19.9	8.0	(0.4)	—	27.5
Interest expense	—	2.6	7.6	—	10.2
(Earnings) in equity of subsidiary	—	—	(17.1)	17.1	—

Income (loss) before income taxes	19.9	5.4	9.1	(17.1)	17.3
Income tax expense (benefit)	6.0	2.2	(2.6)	—	5.6

Net income (loss)	$13.9	$3.2	$11.7	$(17.1)	$11.7

12

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited) For the Three Months Ended March 31, 2003 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Net cash provided by operating activities	$26.6	$23.1	$32.9	$—	$72.6

Cash flows from investing activities:

Capital expenditures	(1.7)	(1.0)	—	—	(2.7)

Net cash used in investing activities	(1.7)	(1.0)	—		(2.7)

Cash flows from financing activities:

Principal payments on other long-term
debt, including capital leases	—	—	(30.5)	—	(30.5)
Payments (to) from Affiliates, net	12.5	(12.2)	(0.3)	—	—

Net cash provided by (used in)
financing activities	12.5	(12.2)	(30.8)	—	(30.5)
Effect of exchange rate changes on cash
and cash equivalents	—	0.9	(2.1)	—	(1.2)

Net increase in cash and cash
equivalents	27.4	10.8	—	—	38.2
Cash and cash equivalents, beginning of period	6.5	5.4	—	—	11.9

Cash and cash equivalents, end of period	$33.9	$16.2	$—	$—	$50.1

13

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited) For the Three Months Ended March 31, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Net cash provided by operating activities	$52.2	$7.7	$2.0	$—	$61.9

Cash flows from investing activities:

Capital expenditures	(2.1)	(1.2)	—	—	(3.3)

Net cash used in investing activities	(2.1)	(1.2)	—	—	(3.3)

Cash flows from financing activities:

Revolver activity	—	(10.8)	(29.0)	—	(39.8)

Principal payments on other long-term
debt, including capital leases	—	—	(0.1)	—	(0.1)

Payments (to) / from affiliates	(39.8)	10.8	29.0	—	—

Deferred financing costs	—	—	(0.5)	—	(0.5)

Net cash used in financing activities	(39.8)	—	(0.6)	—	(40.4)

Effect of exchange rate changes on cash
and cash equivalents	—	0.6	(1.4)	—	(0.8)

Net increase in cash and cash equivalents	10.3	7.1	—	—	17.4

Cash and cash equivalents, beginning of period	8.2	7.7	—	—	15.9

Cash and cash equivalents, end of period	$18.5	$14.8	$—	$—	$33.3

14

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

              In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,”“intends,” “plans,” “anticipates,”“believes,” “estimates,” “predicts,”“potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

              Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

              The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended March 31,

	2003	2002

	(in millions)

Sales	$212.7	$162.4
Cost of sales – shipping and handling	64.1	48.5
Cost of sales – products	95.5	74.3

Gross profit	53.1	39.6
Selling, general and administrative expenses	11.6	9.6
Restructuring and other charges	—	2.5

Operating income	41.5	27.5
Interest expense	9.7	10.2
Other income	(0.3)	—

Income before income taxes	32.1	17.3
Income tax expense	5.2	5.6

Net income	$26.9	$11.7

Sales by Segment:
Salt	$200.4	$149.4
Specialty potash fertilizers	12.3	13.0

Total	$212.7	$162.4

The table below shows shipments of products (thousands of tons):

	Three Months Ended March 31,

	2003	2002

Highway deicing salt	4,378	3,297
General trade salt	732	634
Specialty potash	58	61

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

              Sales for the first quarter of 2003 of $212.7 million increased $50.3 million, or 31% compared to $162.4 million for the first quarter 2002. Sales include revenues from the sale of our products (“Product Sales”) as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $64.1 million during the first quarter of 2003, an increase of $15.6 million compared to the first quarter of 2002 shipping and handling fees of $48.5 million. The increase in shipping and handling related fees for the first quarter of 2003 is due to more tons of products sold as compared to 2002.

              Product Sales for the first quarter of 2003 of $148.6 million increased $34.7 million, or 30% compared to $113.9 million for the first quarter of 2002. Salt Product Sales for the first quarter of 2003 of $138.4 million increased $35.8 million, or 35% compared to $102.6 million for the first quarter of 2002. This increase was primarily the result of higher sales volumes in our North American deicing product line and significantly higher consumer deicing volumes in the general trade product line as compared to the lower sales volumes experienced in the first quarter of 2002 resulting from the mild winter experienced in that quarter. SOP Product Sales for the first quarter of 2003 of $10.2 million remained relatively consistent as compared to the first quarter of 2002.

Gross Profit

              Gross profit for the first quarter of 2003 of $53.1 million increased $13.5 million, or 34% compared to $39.6 million for the first quarter of 2002. The increase in gross profit primarily reflects the impact of improved highway and consumer deicing sales volumes combined with the continued successful implementation of a cost reduction program that began in 2002.

Selling, General and Administrative Expenses

              Selling, general and administrative expenses of $11.6 million for the first quarter of 2003 increased $2.0 million, or 21% compared to $9.6 million for the first quarter of 2002. The increase primarily reflects additional benefit costs and higher spending on discretionary promotional and marketing costs.

Restructuring and Other Charges

              Restructuring and other charges are transition costs that are non-recurring in nature and relate to charges required to establish us as an independent entity. We incurred $2.5 million of restructuring costs in the first quarter of 2002 that were directly related to our transition from an entity controlled by IMC and consisted primarily of one-time compensation costs.

Interest Expense

              Interest expense for the first quarter of 2003 of $9.7 million decreased $0.5 million compared to $10.2 million for the first quarter of 2002. This decrease is primarily the result of lower outstanding debt balances.

Income Tax Expense

              Income tax expense for the first quarter of 2003 remained relatively unchanged from income tax expense for the first quarter of 2002. However, the income tax effective rate decreased compared to the first quarter of 2002. A greater portion of pre-tax income was generated in the U.S. in the first quarter of 2003 than in the first quarter of 2002 causing a decrease in the effective income tax due to utilization of previously reserved NOL’s offsetting U.S. taxable income. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of previously reserved NOLs, non-deductible transaction costs incurred in 2002 and foreign mining taxes.

              We have approximately $86.7 million of net operating loss carryforwards (“NOLs”) at March 31, 2003 that expire between 2009 and 2020.

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

              We have incurred substantial indebtedness in connection with the Recapitalization. As of March 31, 2003, we had $403.9 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of Senior Subordinated Notes and a $78.9 million term loan (“Term Loan”) under our Senior Credit Facility. The Senior Credit Facility also provided for a Revolving Credit Facility in an aggregate amount of up to $135.0 million. No borrowings were outstanding under the Revolving Credit Facility and the Company maintained $50.1 million in cash on hand as of March 31, 2003. Future borrowings under the Revolving Credit Facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of March 31, 2003, approximately $126.0 million was available under the Revolving Credit Facility.

              As of March 31, 2003, our parent corporation, SHC, also maintains $69.0 million and $3.4 million of Discount Notes and seller notes, respectively. The discount notes and seller notes are not part of our consolidated financial statements. These notes have neither current cash interest nor maturity obligations until 2008. Our operations are currently the main source of cash that is expected to service this debt.

              On May 5, 2003, we amended our Senior Credit Facility to allow us to pay a dividend to be funded with either cash on hand or with borrowings under the amended and restated Revolving Credit Facility. Additionally, the amendment permits us to repurchase certain of our securities (other than the Senior Subordinated Notes and Discount Notes) not held by Apollo or management.

              During the three months ended March 31, 2003, cash flow from operations exceeded working capital needs by $72.6 million, and we used a portion of those cash flows to make a $30.0 million voluntary principal payment on our Term Loan, as permitted by the credit agreement under the Senior Credit Facility.

              Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under our Senior Subordinated Notes, Senior Credit Facility and our parent’s Discount Notes.

For the Three Months Ended March 31, 2003 and 2002

              Net cash flows generated by operating activities for the three months ended March 31, 2003 and 2002 were $72.6 million and $61.9 million, respectively. Of these amounts, $36.0 million and $37.3 million for 2003 and 2002, respectively, were generated by working capital reductions. The primary working capital reductions for 2003 and 2002, were decreases in receivables of $12.3 million and $19.6 million, respectively, decreases in inventories of $43.7 million and $22.4 million, respectively, and decreases in accounts payable and accrued expenses of $20.0 million and $4.7 million, respectively, all primarily due to the seasonal nature of highway deicing product line sales.

              Net cash flows used by investing activities for the three months ended March 31, 2003 and 2002, were $2.7 million and $3.3 million, respectively, and were primarily related to normal capital expenditures to maintain our facilities.

              Net cash flow used by financing activities was $30.5 million for the three months ended March 31, 2003, primarily due to the $30.0 million voluntary principal repayments that reduced the amount of long-term debt outstanding under the Term Loan. Net cash flow used by financing activities was $40.4 million for the three months ending March 31, 2002, primarily due to the $39.8 million repayment of our revolver borrowings.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments at March 31, 2003 are as follows (in millions):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years

Long-term Debt	$403.9	$0.8	$1.6	$1.6	$399.9
Operating Leases (a)	27.1	5.7	7.6	5.2	8.6
Unconditional purchase obligations (b)	62.8	7.8	15.7	15.7	23.6

Total Contractual Cash Obligations	$493.8	$14.3	$24.9	$22.5	$432.1

(a)	The Company leases property and equipment under non-cancelable operating leases for varying periods.

(b)	The Company has long-term contracts to purchase certain amounts of electricity and steam.

	Amount of Commitment Expiration per Period

Other Commitments	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years

Revolver	$126.0	$—	$—	$—	$126.0
Letters of Credit	9.0	9.0	—	—	—

Total Other Commitments	$135.0	$9.0	$—	$—	$126.0

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

Recent Accounting Pronouncements

              In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an obligation related to the retirement of certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

              In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 in the first quarter of 2003 as the provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

             In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and requires certain disclosures in the Company's quarterly and annual financial statements. SHC has a stock option plan that was adopted on November 28, 2001. The Company elected to continue to follow the accounting method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, as amended by SFAS 148. Under APB No. 25, because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of applying the fair value method under SFAS No. 123, as amended by SFAS 148, to the Company's stock-based awards resulted in pro forma net income that is not materially different from amounts reported in the accompanying consolidated statement of operations for the three month periods ending March 31, 2003 and 2002.

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

Interest Rate Risk

              As of March 31, 2003, we had $78.9 million of debt outstanding under the term loan facility and zero outstanding under our revolving credit facility. Both the term loan facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan facility borrowings at March 31, 2003, and an average level of borrowings from our revolving credit facility at variable rates and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2003 would have increased by approximately $0.2 million.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

              None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable

Item 5. OTHER INFORMATION

              Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

              None

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003	COMPASS MINERALS GROUP, INC. /s/ Michael E. Ducey —————————————— Michael E. Ducey President and Chief Executive Officer
Date: May 9, 2003	/s/ Rodney L. Underdown —————————————— Rodney L. Underdown Chief Financial Officer

22

CERTIFICATIONS

Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley Act. I, Michael E. Ducey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Compass Minerals Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Michael E. Ducey —————————————— Michael E. Ducey President and Chief Executive Officer

23

I, Rodney L. Underdown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Compass Minerals Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Rodney L. Underdown —————————————— Rodney L. Underdown Chief Financial Officer

24