Form 10-Q
period 2003-06-30
COMPASS MINERALS GROUP INC
filed 2003-08-13
CIK 1160726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 OR

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

Yes:       No:  X

Common Stock, $0.01 Par Value – 1,000 shares outstanding as of August 1, 2003

COMPASS MINERALS GROUP, INC.

Table of Contents

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS GROUP, INC. CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13.7	$11.9
Receivables, less allowance for doubtful accounts of
$1.6 million in 2003 and 2002	45.9	94.5
Inventories	78.1	96.5
Other	3.5	0.7

Total current assets	141.2	203.6
Property, plant and equipment, net	409.4	413.2
Intangibles	24.5	—
Other	30.1	27.2

Total assets	$605.2	$644.0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.8	$1.2
Accounts payable	42.7	62.3
Accrued expenses	9.3	8.9
Accrued interest	12.5	12.6
Accrued salaries and wages	11.8	12.6
Income taxes payable	1.5	4.8

Total current liabilities	78.6	102.4
Long-term debt, net of current portion	405.9	436.4
Deferred income taxes	106.6	99.6
Other noncurrent liabilities	23.6	25.3

Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued and
outstanding	—	—
Additional paid in capital	349.5	349.5
Accumulated deficit	(369.8)	(369.3)
Accumulated other comprehensive income	10.8	0.1

Total stockholder’s equity (deficit)	(9.5)	(19.7)

Total liabilities and stockholder’s equity (deficit)	$605.2	$644.0

The accompanying notes are an integral part of the consolidated financial statements. 2

COMPASS MINERALS GROUP, INC CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in millions)

	Three Months ended June 30		Six Months ended June 30

	2003	2002	2003	2002

Sales	$88.7	$82.3	$301.4	$244.7
Cost of sales – shipping and handling	21.1	20.2	85.2	68.7
Cost of sales – products	48.9	45.7	144.4	120.0

Gross profit	18.7	16.4	71.8	56.0
Selling, general and administrative expenses	11.5	9.7	23.1	19.3
Restructuring and other charges	—	2.2	—	4.7

Operating earnings	7.2	4.5	48.7	32.0
Other expense:
Interest expense	9.5	10.3	19.2	20.5
Other, net	3.2	4.4	2.9	4.4

Income / (Loss) before income taxes	(5.5)	(10.2)	26.6	7.1
Income tax expense (benefit)	0.2	(2.9)	5.4	2.7

Net income / (loss)	$(5.7)	$(7.3)	$21.2	$4.4

The accompanying notes are an integral part of the consolidated financial statements. 3

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited) For the six months ended June 30, 2003 (in millions)

				Accumulated
		Additional		Other
	Common	Paid In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2002	$—	$349.5	$(369.3)	$0.1	$(19.7)
Dividends declared			(21.7)		(21.7)
Comprehensive income:
Net income			21.2		21.2
Unrealized loss on cash flow hedges, net
of tax				(0.2)	(0.2)
Cumulative translation adjustments				10.9	10.9

Comprehensive income					31.9

Balance, June 30, 2003	$—	$349.5	$(369.8)	$10.8	$(9.5)

The accompanying notes are an integral part of the consolidated financial statements. 4

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$21.2	$4.4
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and depletion	19.4	18.3
Amortization	0.8	1.0
Early extinguishment of long-term debt	—	5.3
Transition and other charges, net of cash	—	1.1
Deferred income taxes	5.3	(1.1)
Other	—	0.1
Changes in operating assets and liabilities:
Receivables	50.7	48.2
Inventories	21.0	8.0
Other assets	(2.3)	(1.2)
Accounts payable and accrued expenses	(32.9)	(13.1)
Other noncurrent liabilities	(0.2)	(0.9)

Net cash provided by operating activities	83.0	70.1

Cash flows from investing activities:
Capital expenditures	(5.4)	(6.5)
Acquisition of intangible assets	(21.0)	—
Other	—	0.1

Net cash used in investing activities	(26.4)	(6.4)

Cash flows from financing activities:
Dividends paid	(21.7)	—
Revolver activity	—	(39.8)
Issuance of long-term debt	—	78.4
Principal payments on other long-term debt, including capital leases	(30.7)	(95.1)
Deferred financing costs	—	(3.4)
Other	(3.8)	1.0

Net cash used in financing activities	(56.2)	(58.9)

Effect of exchange rate changes on cash and cash equivalents	1.4	0.7

Net increase in cash and cash equivalents	1.8	5.5

Cash and cash equivalents, beginning of the period	11.9	15.9

Cash and cash equivalents, end of the period	$13.7	$21.4

Supplemental cash flow information:
Interest paid excluding capitalized interest	$18.3	$10.0
Income taxes paid	4.8	5.3

The accompanying notes are an integral part of the consolidated financial statements. 5

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Formation and Basis of Presentation:

        On November 28, 2001, IMC Global Inc. (“IMC”) completed the sale of Compass Minerals Group, Inc. (“CMG” or the “Company”) to Salt Holdings Corporation (“SHC”), an affiliate of Apollo Management V, L.P. (“Apollo”), whereby SHC acquired control of CMG in a recapitalization transaction (“Recapitalization”). The acquisition has been accounted for as a leveraged recapitalization with the assets and liabilities of CMG retaining their historical value.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” and requires certain disclosures in the Company’s quarterly and annual financial statements. SHC has a stock option plan that was adopted on November 28, 2001. The Company elected to continue to follow the accounting method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, as amended by SFAS 148. Under APB No. 25, because the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of applying the fair value method under SFAS No. 123, as amended by SFAS 148, to the Company’s stock-based awards resulted in pro forma net income that is not materially different from amounts reported in the accompanying consolidated statement of operations for the six month periods ending June 30, 2003 and 2002.

3. Inventories:

        Inventories consist of the following (in millions):

	June 30,	December 31,
	2003	2002

Finished goods	$65.3	$83.5
Raw materials and supplies	12.8	13.0

	$78.1	$96.5

        Raw materials and supplies primarily consist of raw materials purchased to aid in the production of the Company’s mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt and sulfate of potash (“SOP”) products readily available for sale. All costs associated with the production of salt and SOP at the Company’s producing locations are captured as inventory costs. Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

4. Long-term Debt:

        On May 5, 2003, the Company amended the senior credit facility (“Senior Credit Facility”) to allow the Company to pay a dividend to be funded with either cash on hand or with borrowings under the amended and restated senior revolving credit facility (“Revolving Credit Facility”). Additionally, the amendment permits the Company to repurchase certain SHC securities (other than the 12¾% Senior Discount Notes due 2012 (“SHC Discount Notes”) and the 12% Senior Subordinated Discount Notes due 2013 (“SHC Subordinated Discount Notes”)) not held by Apollo or management.

Third-party long-term debt consists of the following (in millions):

	June 30,	December 31,
	2003	2002

Senior Subordinated Notes	$325.0	$325.0
Term Loan	78.6	109.3
Revolving Credit Facility	—	—
Other, including capital lease obligations	—	0.1

	403.6	434.4
Premium on senior subordinated notes, net	3.1	3.2
Current portion of long-term debt	(0.8)	(1.2)

	$405.9	$436.4

5. Commitments and Contingencies:

        Parent Company Obligations: In May of 2003 SHC issued $179.6 million in aggregate principal amount at maturity of the SHC Subordinated Discount Notes. The proceeds to SHC approximated $100.0 million and were used to pay dividends on SHC’s common stock. No cash interest will accrue on the SHC Subordinated Discount Notes prior to June 1, 2008. The accreted value of each SHC Subordinated Discount Note will increase from the date of issuance until June 1, 2008 at a rate of 12% per annum such that the accreted value will equal the principal amount on June 1, 2008. Cash interest will accrue on the SHC Subordinated Discount Notes at a rate of 12% per annum, beginning June 1, 2008.

        As of June 30, 2003, approximately $71.1 million and $101.0 million are recorded for the SHC Discount Notes and SHC Subordinated Discount Notes, respectively. The SHC Discount Notes and SHC Subordinated Discount Notes are not a part of CMG’s consolidated financial statements. However, CMG’s operations are currently the main source of cash that is expected to service these notes.

6. Related Party Transactions:

        In the second quarter of 2003, the Company declared and paid $21.7 million of dividends in order to partially fund SHC’s payment of dividends and the repurchase of a portion of SHC’s common stock and all preferred stock held by IMC.

        In June 2003, the Company purchased, for $24.5 million, assets related to IMC’s sulfate of potash (SOP) marketing business including its Carlsbad, New Mexico SOP product line. As part of the transaction, the agreement under which the Company, as agent, markets SOP produced by IMC at their Carlsbad, New Mexico facility, will be terminated in 2003. The Company paid $21.0 million in cash with the remaining $3.5 million due no later than November 30, 2003. The Company will evaluate the intangible assets acquired and will finalize the purchase price allocation within the next several months. In connection with this evaluation exercise, the Company will also determine the amortization period for each of the identified intangible assets.

        The Company also purchased approximately $2.0 million of SOP finished goods inventory from IMC and may be required to purchase additional amounts of SOP finished goods inventory by November 30, 2003.

        For the six months ended June 30, 2003, CMG has made approximately $3.8 million of cash payments to third parties on behalf of SHC. These payments primarily consist of deferred financing costs related to the SHC Discount Notes and SHC Subordinated Discount Notes. As of June 30, 2003, the total receivable due from SHC, recorded as other non-current assets, is approximately $6.1 million.

7. Operating Segments:

        Beginning in 2003, the Company no longer allocates corporate general and administrative costs incurred by CMG to its operating segments. For purposes of segment disclosure information, these costs are now classified in “Other.” The Company believes that this action will improve its ability to analyze its segment operating results. Certain reclassifications have been made to the 2002 segment information in order to conform with the current year’s presentation.

        Segment information as of and for the three-month and six-month periods ended June 30, 2003 and 2002, is as follows (in millions):

Three months ended June 30, 2003	Salt	Potash	Other (c)	Total

Sales to external customers	$74.4	$14.3	$—	$88.7
Intersegment sales	—	2.1	(2.1)	—
Cost of sales – shipping and handling costs	18.9	2.2	—	21.1
Operating earnings (loss)	$8.8	$2.5	$(4.1)	$7.2

Three months ended June 30, 2002	Salt	Potash	Other (c)	Total

Sales to external customers	$70.2	$12.1	$—	$82.3
Intersegment sales	—	2.6	(2.6)	—
Cost of sales – shipping and handling costs	18.6	1.6	—	20.2
Operating earnings (loss) (a)	$9.1	$1.7	$(6.3)	$4.5

Six months ended June 30, 2003	Salt	Potash	Other (c)	Total

Sales to external customers	$274.8	$26.6	$—	$301.4
Intersegment sales	—	3.9	(3.9)	—
Cost of sales – shipping and handling costs	80.9	4.3	—	85.2
Operating earnings (loss)	54.2	2.8	(8.3)	48.7
Total assets	$445.0	$139.1	$21.1	$605.2

Six months ended June 30, 2002	Salt	Potash	Other (c)	Total

Sales to external customers	$219.6	$25.1	$—	$244.7
Intersegment sales	—	4.6	(4.6)	—
Cost of sales – shipping and handling costs	65.4	3.3	—	68.7
Operating earnings (loss) (b)	41.7	1.6	(11.3)	32.0
Total assets	$462.4	$118.1	$18.1	$598.6

(a) “Other” includes $2.2 million related to restructuring costs. (b) “Other” includes $4.7 million related to restructuring costs. (c) “Other” includes corporate entities and eliminations. 9

8. Stock Options:

        In connection with SHC’s $100.0 million dividend payment on its common stock in May 2003, the number of SHC stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the dividend through decreasing the exercise price of outstanding options and increasing the number of outstanding options. The following is a summary of SHC’s stock option activity and related information for the six-month period ended June 30, 2003 as adjusted for the transaction described above:

	Number of options	Weighted-average exercise price
Outstanding at December 31, 2002	501,480	$7.20
Granted	2,598	25.74
Exercised	(21,434)	6.97
Cancelled/Expired	(10,484)	6.97

Outstanding at June 30, 2003	472,160	$7.33

9. Other Comprehensive Income:

The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the six month period ended June 30, 2003:

				Accumulated
	Unfunded	Unrealized gains	Foreign	Other
	Pension	on cash flow	currency	Comprehensive
	Losses	hedges	adjustments	Income

Balance at December 31, 2002	$(11.9)	$0.1	$11.9	$0.1
2003 changes	—	(0.2)	10.9	10.7

Balance at June 30, 2003	$(11.9)	$(0.1)	$22.8	$10.8

		Tax
For the six months ended June 30, 2003:	Before tax	(expense)	Net-of-tax
	Amount	benefit	amount

Gas hedging adjustment	$(0.3)	$0.1	$(0.2)
Foreign currency translation adjustment	10.9	—	10.9

Other comprehensive income	$10.6	$0.1	$10.7

10

10. Guarantor/Non-guarantor Condensed Consolidating Statements

        The following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
June 30, 2003
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$4.6	$9.1	$—	$—	$13.7
Receivables, net	28.0	17.8	0.1	—	45.9
Inventories	50.2	27.9	—	—	78.1
Other current assets	2.6	0.9	—	—	3.5
Property, plant and equipment, net	209.2	200.2	—	—	409.4
Investment in subsidiaries	—	—	443.4	(443.4)	—
Intangibles	24.5	—	—	—	24.5
Other	7.7	8.8	13.6	—	30.1

Total assets	$326.8	$264.7	$457.1	$(443.4)	$605.2

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	35.5	26.1	16.2	—	77.8

Total current liabilities	35.5	26.1	17.0	—	78.6
Due to (from) affiliates	(119.0)	75.3	43.7	—	—
Long-term debt, net of current portion	—	—	405.9	—	405.9
Other noncurrent liabilities	126.4	3.8	—	—	130.2
Total stockholder’s equity (deficit)	283.9	159.5	(9.5)	(443.4)	(9.5)

Total liabilities and stockholder’s equity (deficit)	$326.8	$264.7	$457.1	$(443.4)	$605.2

11
CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) December 31, 2002 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$6.5	$5.4	$—	$—	$11.9
Receivables, net	59.1	35.4	—	—	94.5
Inventories	65.7	30.8	—	—	96.5
Other current assets	0.2	0.5	—	—	0.7
Property, plant and equipment, net	216.5	196.7	—	—	413.2
Investment in subsidiaries	—	—	375.4	(375.4)	—
Other	7.6	2.7	16.9	—	27.2

Total assets	$355.6	$271.5	$392.3	$(375.4)	$644.0

Current portion of long-term debt	$—	$0.1	$1.1	$—	$1.2
Other current liabilities	59.0	27.3	14.9	—	101.2

Total current liabilities	59.0	27.4	16.0	—	102.4
Long-term debt, net of current portion	—	—	436.4	—	436.4
Due to (from) affiliates	(70.8)	92.8	(22.0)	—	—
Other noncurrent liabilities	137.0	6.3	(18.4)	—	124.9
Total stockholder’s equity (deficit)	230.4	145.0	(19.7)	(375.4)	(19.7)

Total liabilities and stockholder’s equity (deficit)	$355.6	$271.5	$392.3	$(375.4)	$644.0

12
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Three Months Ended June 30, 2003 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$53.5	$35.2	$—	$—	$88.7
Cost of sales – shipping and handling	15.3	5.8	—	—	21.1
Cost of sales – products	27.3	21.6	—	—	48.9

Gross profit	10.9	7.8	—	—	18.7
Selling, general and administrative expenses	6.3	5.2	—	—	11.5

Operating income	4.6	2.6	—	—	7.2
Interest expense	0.2	2.0	7.3	—	9.5
Other (income) expense	(0.2)	2.3	1.1	—	3.2
(Earnings) in equity of subsidiary	—	—	(3.0)	3.0	—

Income (loss) before income taxes	4.6	(1.7)	(5.4)	(3.0)	(5.5)
Income tax expense (benefit)	0.1	(0.2)	0.3	—	0.2

Net income (loss)	$4.5	$(1.5)	$(5.7)	$(3.0)	$(5.7)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Three Months Ended June 30, 2002 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$54.9	$27.4	$—	$—	$82.3
Cost of sales – shipping and handling	15.2	5.0	—	—	20.2
Cost of sales – products	29.8	15.9	—	—	45.7

Gross profit	9.9	6.5	—	—	16.4
Selling, general and administrative expenses	6.1	3.6	—	—	9.7
Restructuring and other charges	0.7	0.1	1.4	—	2.2

Operating income (loss)	3.1	2.8	(1.4)	—	4.5
Interest expense	0.1	2.7	7.5	—	10.3
Other (income) expense	(0.4)	(0.5)	5.3	—	4.4
(Earnings) in equity of subsidiary	—	—	(0.5)	0.5	—

Income (loss) before income taxes	3.4	0.6	(13.7)	(0.5)	(10.2)
Income tax expense (benefit)	2.8	0.7	(6.4)	—	(2.9)

Net income (loss)	$0.6	$(0.1)	$(7.3)	$(0.5)	$(7.3)

13
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Six Months Ended June 30, 2003 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$193.5	$107.9	$—	$—	$301.4
Cost of sales – shipping and handling	61.7	23.5	—	—	85.2
Cost of sales – products	87.3	57.1	—	—	144.4

Gross profit	44.5	27.3	—	—	71.8
Selling, general and administrative expenses	13.0	10.1	—	—	23.1

Operating income (loss)	31.5	17.2	—	—	48.7
Interest expense	0.3	4.3	14.6	—	19.2
Other (income) expense	(0.4)	2.2	1.1	—	2.9
Equity earning in subsidiaries	—	—	(28.0)	28.0	—

Income (loss) before income taxes	31.6	10.7	12.3	(28.0)	26.6
Income tax expense (benefit)	9.5	4.8	(8.9)	—	5.4

Net income (loss)	$22.1	$5.9	$21.2	$(28.0)	$21.2

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Six Months Ended June 30, 2002 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$162.6	$82.1	$—	$—	$244.7
Cost of sales – shipping and handling	49.7	19.0	—	—	68.7
Cost of sales – products	76.3	43.7	—	—	120.0

Gross profit	36.6	19.4	—	—	56.0
Selling, general and administrative expenses	11.2	8.1	—	—	19.3
Restructuring and other charges	2.4	0.5	1.8	—	4.7

Operating income (loss)	23.0	10.8	(1.8)	—	32.0
Interest expense	0.1	5.3	15.1	—	20.5
Other (income) expense	(0.4)	(0.5)	5.3	—	4.4
Equity earning in subsidiaries	—	—	(17.6)	17.6	—

Income (loss) before income taxes	23.3	6.0	(4.6)	(17.6)	7.1
Income tax expense (benefit)	8.8	2.9	(9.0)	—	2.7

Net income (loss)	$14.5	$3.1	$4.4	$(17.6)	$4.4

14
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited) For the Six Months Ended June 30, 2003 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

Net cash provided by operating activities	$74.6	$25.6	$(17.2)	$—	$83.0

Cash flows from investing activities:

Capital expenditures	(2.8)	(2.6)	—	—	(5.4)
Acquisition of intangible assets	(21.0)	—	—	—	(21.0)

Net cash used in investing activities	(23.8)	(2.6)	—	—	(26.4)

Cash flows from financing activities:

Dividends paid	—	—	(21.7)	—	(21.7)
Principal payments on other long-term
debt, including capital leases	—	—	(30.7)	—	(30.7)
Payments (to) from Affiliates, net	(52.7)	(19.2)	71.9	—	—
Other	—	—	(3.8)	—	(3.8)

Net cash provided by (used in)
financing activities	(52.7)	(19.2)	15.7	—	(56.2)
Effect of exchange rate changes on cash and cash
equivalents	—	(0.1)	1.5	—	1.4

Net increase (decrease) in cash and cash
Equivalents	(1.9)	3.7	—	—	1.8
Cash and cash equivalents, beginning of period	6.5	5.4	—	—	11.9

Cash and cash equivalents, end of period	$4.6	$9.1	$—	$—	$13.7

15
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited) For the Six Months Ended June 30, 2002 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

Net cash provided by operating activities	$56.7	$18.4	$(5.0)	$—	$70.1

Cash flows from investing activities:

Capital expenditures	(3.5)	(3.0)	—	—	(6.5)
Other	0.1	—	—	—	0.1

Net cash used in investing activities	(3.4)	(3.0)	—	—	(6.4)

Cash flows from financing activities:

Revolver activity	—	(10.8)	(29.0)	—	(39.8)

Issuance of long-term debt	—	—	78.4	—	78.4
Principal payments on other long-term
debt, including capital leases	—	(0.1)	(95.0)	—	(95.1)
Payments (to) from Affiliates, net	(48.6)	(1.6)	50.2	—	—
Deferred financing costs	—	—	(3.4)	—	(3.4)
Other	—	—	1.0	—	1.0

Net cash provided by (used in)
financing activities	(48.6)	(12.5)	2.2	—	(58.9)

Effect of exchange rate changes on cash and cash
equivalents	—	(2.1)	2.8	—	0.7

Net increase in cash and cash
Equivalents	4.7	0.8	—	—	5.5
Cash and cash equivalents, beginning of period	8.2	7.7	—	—	15.9

Cash and cash equivalents, end of period	$12.9	$8.5	$—	$—	$21.4

16

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions)		(in millions)

Sales	$88.7	$82.3	$301.4	$244.7
Cost of sales – shipping and handling	21.1	20.2	85.2	68.7
Cost of sales – products	48.9	45.7	144.4	120.0

Gross profit	18.7	16.4	71.8	56.0
Selling, general and administrative expenses	11.5	9.7	23.1	19.3
Restructuring and other charges	—	2.2	—	4.7

Operating income	7.2	4.5	48.7	32.0
Interest expense	9.5	10.3	19.2	20.5
Other expense / (income)	3.2	4.4	2.9	4.4

Income / (loss) before income taxes	(5.5)	(10.2)	26.6	7.1
Income tax expense / (benefit)	0.2	(2.9)	5.4	2.7

Net income / (loss)	$(5.7)	$(7.3)	$21.2	$4.4

Sales by Segment:
Salt	$74.4	$70.2	$274.8	$219.6
Specialty potash fertilizers	14.3	12.1	26.6	25.1

Total	$88.7	$82.3	$301.4	$244.7

The table below shows shipments of products (thousands of tons):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Highway deicing salt	909	859	5,287	4,147
General trade salt	632	621	1,364	1,255
Specialty potash	66	53	124	114

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Sales

        Sales for the second quarter of 2003 of $88.7 million increased $6.4 million, or 8% compared to $82.3 million for the second quarter 2002. Sales include revenues from the sale of our products (“Product Sales”) as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $21.1 million during the second quarter of 2003, an increase of $0.9 million compared to the second quarter of 2002 shipping and handling fees of $20.2 million. The increase in shipping and handling related fees for the second quarter of 2003 is due to more tons of products sold as compared to 2002.

        Product Sales for the second quarter of 2003 of $67.6 million increased $5.5 million, or 9% compared to $62.1 million for the second quarter of 2002. Salt Product Sales for the second quarter of 2003 of $55.5 million increased $3.9 million, or 8% compared to $51.6 million for the second quarter of 2002. This increase was partially due to a 77,000 ton increase in sales volumes in our North American highway deicing product line, partially offset with a 27,000 ton decrease in sales volumes in our U.K. highway deicing product line. Also contributing to the increase was improved pricing in our North American highway deicing and general trade product lines. SOP Product Sales for the second quarter of 2003 of $12.1 million increased $1.6 million, or 15% compared to $10.5 million for the second quarter of 2002. The increase was almost entirely due to a 13,000 ton increase in volumes as compared to the second quarter of 2002.

Gross Profit

        Gross profit for the second quarter of 2003 of $18.7 million increased $2.3 million, or 14% compared to $16.4 million for the second quarter of 2002. The increase in gross profit primarily reflects the impact of improved highway deicing and SOP sales volumes and improved pricing partially offset by higher production costs primarily attributable to $0.8 million of higher natural gas costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses of $11.5 million for the second quarter of 2003 increased $1.8 million, or 19% compared to $9.7 million for the second quarter of 2002. The increase primarily reflects additional compensation and benefit costs and higher spending on discretionary promotional and marketing costs.

Restructuring and Other Charges

        Restructuring and other charges are transition costs that are non-recurring in nature and relate to charges required to establish us as an independent entity. We incurred $2.2 million of restructuring costs in the second quarter of 2002 consisting primarily of costs to develop stand-alone tax and inventory management strategies. No such costs were incurred in 2003.

Interest Expense

        Interest expense for the second quarter of 2003 of $9.5 million decreased $0.8 million compared to $10.3 million for the second quarter of 2002. This decrease is primarily the result of lower outstanding debt balances during 2003.

Income Tax Expense

        Income tax expense for second quarter of 2003 of $0.2 million increased $3.1 million compared to a $2.9 million income tax benefit for the second quarter of 2002. A lesser portion of pre-tax income was generated in the U.S. in 2003 than in 2002 causing an increase in the effective income tax rate due to lower utilization of previously reserved net operating loss carryforwards (“NOLs”) that would offset U.S. taxable income. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of previously reserved NOLs, non-deductible transaction costs incurred in 2002 and foreign mining taxes.

        We have approximately $95.7 million of NOLs at June 30, 2003 that expire between 2009 and 2020.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Sales

        Sales for 2003 of $301.4 million increased $56.7 million, or 23% compared to $244.7 million for 2002. Sales include revenues from Product Sales as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $85.2 million during 2003, an increase of $16.5 million compared to 2002 shipping and handling fees of $68.7 million. The increase in shipping and handling related fees for 2003 is primarily due to more tons of North American highway and consumer deicing salt sold as compared to 2002.

        Product Sales for 2003 of $216.2 million increased $40.2 million, or 23% compared to $176.0 million for 2002. Salt Product Sales for 2003 of $193.9 million increased $39.7 million, or 26% compared to $154.2 million for 2002. This increase was primarily due to a 1,140,000 ton increase in sales volumes in our North American highway deicing combined with a 109,000 ton increase in sales volumes in our North American general trade product line. Also contributing to the increase was improved pricing in both our North American highway deicing and general trade product lines. SOP Product Sales for the 2003 of $22.3 million remained relatively consistent as compared to 2002.

Gross Profit

        Gross profit for 2003 of $71.8 million increased $15.8 million, or 28% compared to $56.0 million for 2002. The increase in gross profit primarily reflects the impact of improved highway and consumer deicing sales volumes in the March quarter as discussed above.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses of $23.1 million for 2003 increased $3.8 million, or 20% compared to $19.3 million for 2002. The increase primarily reflects additional compensation and benefit costs and higher spending on discretionary promotional and marketing costs.

Restructuring and Other Charges

        Restructuring and other charges are transition costs that are non-recurring in nature and relate to charges required to establish us as an independent entity. We incurred $4.7 million of restructuring costs in 2002 that consisted primarily of compensation costs and costs to develop stand-alone tax and inventory strategies. No such costs were incurred in 2003.

Interest Expense

        Interest expense for 2003 of $19.2 million decreased $1.3 million compared to $20.5 million for 2002. This decrease is primarily the result of lower outstanding debt balances during 2003.

Income Tax Expense

        Income tax expense for 2003 of $5.4 million increased $2.7 million compared to $2.7 million for 2002. A greater portion of pre-tax income was generated in the U.S. in 2003 than in 2002 causing a decrease in the effective income tax rate due to utilization of previously reserved NOL’s offsetting U.S. taxable income. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of previously reserved NOLs, non-deductible transaction costs incurred in 2002 and foreign mining taxes.

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

        We have incurred substantial indebtedness in connection with the Recapitalization. As of June 30, 2003, we had $403.6 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of Senior Subordinated Notes and a $78.6 million term loan (“Term Loan”) under our Senior Credit Facility. The Senior Credit Facility also provides for a Revolving Credit Facility in an aggregate amount of up to $135.0 million. No borrowings were outstanding under the Revolving Credit Facility and the Company maintained $13.7 million in cash on hand as of June 30, 2003. Future borrowings under the Revolving Credit Facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of June 30, 2003, approximately $126.0 million was available under the Revolving Credit Facility.

        As of June 30, 2003, our parent corporation, SHC, also had $71.1 million and $101.0 million of SHC Discount Notes and SHC Subordinated Discount Notes outstanding, respectively. The discount notes are not part of our consolidated financial statements. These notes have no cash interest obligations until December 15, 2007 and June 1, 2008, respectively. Our operations are currently the main source of cash that is expected to service this debt.

        On May 5, 2003, we amended our Senior Credit Facility to allow SHC to pay a dividend to be funded with either cash on hand or with borrowings under the amended and restated Revolving Credit Facility. Additionally, the amendment permits SHC to repurchase certain securities issued by SHC (other than the SHC Discount Notes and SHC Subordinated Discount Notes) not held by Apollo or management.

        During the six months ended June 30, 2003, cash flows from operations were $83.0 million. We used a portion of those cash flows to make a $30.0 million voluntary principal payment on our Term Loan, to pay a $21.7 million dividend to SHC and to purchase certain intangible assets related to IMC’s SOP business.

        Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the Senior Subordinated Notes, Senior Credit Facility, SHC Discount Notes and SHC Subordinated Discount Notes. As of June 30, 2003, we are in compliance with all conditions and covenants related to the Senior Subordinated Notes, Senior Credit Facility, SHC Discount Notes and SHC Subordinated Discount Notes.

For the Six Months Ended June 30, 2003 and 2002

        Net cash flows generated by operating activities for the six months ended June 30, 2003 and 2002 were $83.0 million and $70.1 million, respectively. Of these amounts, $38.8 million and $43.1 million for 2003 and 2002, respectively, were generated by working capital reductions. The primary working capital reductions for 2003 and 2002 were decreases in receivables of $50.7 million and $48.2 million, respectively, decreases in inventories of $21.0 million and $8.0 million, respectively, and decreases in accounts payable and accrued expenses of $32.9 million and $13.1 million, respectively. The reductions are indicative of the seasonal nature of highway deicing product line sales with differences primarily related to more normal winter weather in the 2002 – 2003 winter than in the mild 2001 – 2002 winter.

        Net cash flows used by investing activities for the six months ended June 30, 2003 and 2002, were $26.4 million and $6.4 million, respectively. These cash flows consisted of normal capital expenditures to maintain our facilities of $5.4 million and $6.5 million, respectively, and $21.0 million in 2003 related to our purchase of certain intangible assets related to IMC’s SOP business.

        Net cash flow used by financing activities was $56.2 million for the six months ended June 30, 2003, primarily due to $21.7 million of dividends paid to SHC and the $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under the Term Loan.

        Net cash flows used by financing activities were $58.9 million for the six months ending June 30, 2002, primarily due to the $39.8 million repayment of our revolver borrowings combined with a $20.0 million voluntary principle repayment that reduced the amount of long-term debt outstanding under the Term Loan.

        Additionally, on April 10, 2002, we completed an offering of $75.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2011 (the “New Notes”). The New Notes were issued to bondholders at a premium of $3.4 million, plus accrued interest from February 15, 2002 and accordingly, we received gross proceeds of $79.5 million from the offering of the notes. The proceeds from the offering of the New Notes, net of transaction costs, were used to repay borrowings under the Revolving Credit Facility. In connection with this transaction, we recorded a charge to Other (income) expense in the accompanying Consolidated Statement of Operations of approximately $5.3 million which was reflected as a non-cash add-back to Net cash provided by operating activities.

Contractual Obligations and Commitments

        The Company’s contractual obligations and commitments at June 30, 2003 are as follows (in millions):

	Payments Due by Period

		Less than	2 – 3	4 – 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term Debt	$403.6	$0.8	$1.6	$1.6	$399.6
Operating Leases (a)	25.3	6.1	7.6	4.5	7.1
Unconditional purchase obligations (b)	63.6	8.0	16.1	16.1	23.4

Total Contractual Cash Obligations	$492.5	$14.9	$25.3	$22.2	$430.1

(a)	The Company leases property and equipment under non-cancelable operating leases for varying periods.

(b)	The Company has long-term contracts to purchase certain amounts of electricity and steam.

	Amount of Commitment Expiration per Period

		Less than	2 – 3	4 – 5	After 5
Other Commitments	Total	1 Year	Years	Years	Years

Revolver	$126.0	$—	$—	$126.0	$—
Letters of Credit	9.0	9.0	—	—	—

Total Other Commitments	$135.0	$9.0	$—	$126.0	$—

22

        Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior credit facilities, will be adequate to meet our liquidity needs over the next twelve months.

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

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 in the second quarter of 2003 as the provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” and requires certain disclosures in the Company’s quarterly and annual financial statements. SHC has a stock option plan that was adopted on November 28, 2001. The Company elected to continue to follow the accounting method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, as amended by SFAS 148. Under APB No. 25, because the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of applying the fair value method under SFAS No. 123, as amended by SFAS 148, to the Company’s stock-based awards resulted in pro forma net income that is not materially different from amounts reported in the accompanying consolidated statement of operations for the six month periods ending June 30, 2003 and 2002.

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

Interest Rate Risk

        As of June 30, 2003, we had $78.6 million of debt outstanding under the term loan facility and zero outstanding under our revolving credit facility. Both the term loan facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan facility borrowings at June 30, 2003, and an average level of borrowings from our revolving credit facility at variable rates and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2003 would have increased by approximately $0.4 million.

Effects of Currency Fluctuations

        Our operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The exchange rate for the Canadian dollar has changed significantly from December 31, 2002 to June 30, 2003. The majority of our revenues and costs are denominated in U.S. dollars, with British pound sterling and Canadian dollars also being significant. Our historical results do not reflect any foreign exchange hedging activity.

        Considering our currency expenses, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar could have an estimated $1.0 million impact on earnings for the six months ended June 30, 2003. Actual changes in market prices or rates may differ from hypothetical changes.

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

        Excluding the effects of our derivative instruments and our commodity price exposures to natural gas, a hypothetical 10% adverse change in our natural gas prices during the six months ended June 30, 2003 could have had an estimated $0.5 million impact on earnings. Actual results may vary based on actual changes in market prices and rates.

Item 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of Compass Minerals Group, Inc. pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

      Not Applicable

Item 5. OTHER INFORMATION

      Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        Form 8-K filed May 13, 2003 “Regulation FD Disclosure”

        Form 8-K filed June 27, 2003 “Other Events”

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	COMPASS MINERALS GROUP, INC. /s/ Michael E. Ducey —————————————— Michael E. Ducey President and Chief Executive Officer

Date: August 13, 2003	/s/ Rodney L. Underdown —————————————— Rodney L. Underdown Chief Financial Officer

26
CERTIFICATIONS Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley Act. I, Michael E. Ducey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Compass Minerals Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 13, 2003	/s/ Michael E. Ducey —————————————— Michael E. Ducey President and Chief Executive Officer

27
Certification requirements set forth in Section 302 (a) of the Sarbanes-Oxley Act. I, Rodney L. Underdown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Compass Minerals Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 13, 2003	/s/ Rodney L. Underdown —————————————— Rodney L. Underdown Chief Financial Officer

28