Form 10-Q
period 2003-09-30
COMPASS MINERALS GROUP INC
filed 2003-11-03
CIK 1160726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes: No: X

Common Stock, $0.01 Par Value – 1,000 shares outstanding as of October 1, 2003

COMPASS MINERALS GROUP, INC.

Table of Contents

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS GROUP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share data)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$3.6	$11.9
Receivables, less allowance for doubtful accounts of
$2.0 in 2003 and $1.6 in 2002	54.9	94.5
Inventories	100.7	96.5
Other	3.8	0.7

Total current assets	163.0	203.6

Property, plant and equipment, net	253.7	263.4
Intangible assets - mineral interests and other, net	173.1	149.8
Other	30.4	27.2

Total assets	$620.2	$644.0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.8	$1.2
Accounts payable	52.9	62.3
Accrued expenses	9.3	8.9
Accrued interest	4.4	12.6
Accrued salaries and wages	13.2	12.6
Income taxes payable	—	4.8

Total current liabilities	80.6	102.4

Long-term debt, net of current portion	423.2	436.4
Deferred income taxes	92.6	99.6
Other noncurrent liabilities	22.8	25.3
Commitments and contingencies

Stockholder’s equity (deficit):
Common stock, $.01 par value, 1,000 shares authorized, issued and
outstanding	—	—
Additional paid in capital	363.6	349.5
Accumulated deficit	(373.6)	(369.3)
Accumulated other comprehensive income	11.0	0.1

Total stockholder’s equity (deficit)	1.0	(19.7)

Total liabilities and stockholder’s equity (deficit)	$620.2	$644.0

The accompanying notes are an integral part of the consolidated financial statements. 2

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in millions)

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

Sales	$97.1	$92.2	$398.5	$336.9
Cost of sales - shipping and handling	24.1	22.5	109.3	91.2
Cost of sales - products	55.1	53.3	199.5	173.3

Gross profit	17.9	16.4	89.7	72.4

Selling, general and administrative expenses	11.2	10.8	34.3	30.1
Restructuring and other charges	—	2.1	—	6.8

Operating earnings	6.7	3.5	55.4	35.5

Other expense (income):
Interest expense	10.0	10.5	29.2	31.0
Other, net	1.6	(0.3)	4.5	4.1

Income / (Loss) before income taxes	(4.9)	(6.7)	21.7	0.4

Income tax expense (benefit)	(1.1)	(3.2)	4.3	(0.5)

Net income / (loss)	$(3.8)	$(3.5)	$17.4	$0.9

The accompanying notes are an integral part of the consolidated financial statements. 3

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited) For the nine months ended September 30, 2003 (in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2002	$—	$349.5	$(369.3)	$0.1	$(19.7)

Dividends declared			(21.7)		(21.7)
Comprehensive income:
Net income			17.4		17.4
Unrealized loss on cash flow hedges, net
of tax				(0.2)	(0.2)
Cumulative translation adjustments				11.1	11.1

Comprehensive income					28.3

Capital contributions		14.1			14.1

Balance, September 30, 2003	$—	$363.6	$(373.6)	$11.0	$1.0

The accompanying notes are an integral part of the consolidated financial statements. 4

COMPASS MINERALS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in millions)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$17.4	$0.9
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	31.2	28.7
Finance fee amortization	1.2	1.4
Early extinguishment of long-term debt	—	5.3
Transition and other charges, net of cash	—	1.1
Deferred income taxes	(3.5)	(1.9)
Loss (gain) on disposal of property, plant & equipment	0.1	—
Other	—	0.1
Changes in operating assets and liabilities:
Receivables	42.0	39.7
Inventories	(1.3)	(1.6)
Other assets	(2.5)	(4.4)
Accounts payable and accrued expenses	(32.0)	(16.7)
Other noncurrent liabilities	(1.1)	5.2

Net cash provided by operating activities	51.5	57.8

Cash flows from investing activities:
Capital expenditures	(9.7)	(12.1)
Acquisition of intangible assets	(21.1)	—
Other	(0.2)	0.3

Net cash used in investing activities	(31.0)	(11.8)

Cash flows from financing activities:
Dividends paid	(21.7)	—
Revolver activity	17.5	(39.8)
Issuance of long-term debt	—	78.4
Principal payments on other long-term debt, including capital leases	(30.9)	(105.5)
Deferred financing costs	—	(3.4)
Capital contribution from SHC	8.8	12.8
Other	(3.9)	1.0

Net cash used in financing activities	(30.2)	(56.5)

Effect of exchange rate changes on cash and cash equivalents	1.4	2.1

Net decrease in cash and cash equivalents	(8.3)	(8.4)

Cash and cash equivalents, beginning of the period	11.9	15.9

Cash and cash equivalents, end of the period	$3.6	$7.5

Supplemental cash flow information:
Interest paid excluding capitalized interest	$35.8	$27.1
Income taxes paid, net of refunds and indemnification	8.7	9.9

The accompanying notes are an integral part of the consolidated financial statements. 5

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Formation and Basis of Presentation:

              On November 28, 2001, Apollo Management V, L.P. (“Apollo”), through its subsidiary, YBR Holdings LLC, acquired control of Salt Holdings Corporation (“SHC”) from IMC Global Inc. (“IMC”) pursuant to a recapitalization transaction (“Recapitalization”) with assets and liabilities of Compass Minerals Group, Inc. (“CMG” or “Company”) retaining their historical value.

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

              Certain reclassifications were made to prior year amounts in order to conform to the current year’s presentation. Additionally, other reclassifications and disclosures were made to prior year and current year financial statements in order to conform to SHC’s consolidated financial statements and notes thereto for the year ended December 31, 2002 and the six month period ended June 30, 2003 included in SHC’s Form S-4/A filed with the SEC on October 20, 2003. The most significant conforming change to CMG's December 31, 2002 financial statements was the reclassification of $149.8 million of other than owned minerals from property, plant and equipment to intangible assets on the balance sheet. Additional disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 142 have been provided in Note 5 to the interim financial statements.

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

              In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” and requires certain disclosures in the Company’s quarterly and annual financial statements. SHC has a stock option plan that was adopted on November 28, 2001. The Company elected to continue to follow the accounting method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, as amended by SFAS 148. Under APB No. 25, because the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of applying the fair value method under SFAS No. 123, as amended by SFAS 148, to the Company’s stock-based awards resulted in pro forma net income that is not materially different from amounts reported in the accompanying consolidated statement of operations for the nine month periods ended September 30, 2003 and 2002.

3. Inventories:

              Inventories consist of the following (in millions):

	September 30, 2003	December 31, 2002

Finished goods	$88.2	$83.5
Raw materials and supplies	12.5	13.0

	$100.7	$96.5

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

4. Property, Plant and Equipment:

Property, plant and equipment consists of the following at December 31 (in millions):

	September 30, 2003	December 31, 2002

Land and buildings	$131.9	$128.4
Machinery and equipment	407.0	375.7
Furniture and fixtures	9.8	9.9
Mineral properties	18.8	18.2
Construction in progress	9.3	13.5

	576.8	545.7
Less accumulated depreciation and depletion	323.1	282.3

	$253.7	$263.4

              Owned mineral properties are stated at cost and depleted on a straight-line basis over a life of 20 to 30 years.

5. Mineral Interests and Other Intangible Assets:

              Mineral interests include probable mineral reserves. The Company leases mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Pursuant to SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” mineral interests associated with other than owned properties are classified as intangible assets. Probable mineral reserves are amortized on a units-of-production basis over the respective estimated mine lives not to exceed 99 years. The weighted average amortization period for probable mineral reserves is 93 years as of September 30, 2003. The Company’s rights to extract minerals are contractually limited by time, however, the Company believes it will be able to continue to extend lease agreements, as it has in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, and therefore, believes that the assigned lives are appropriate.

              In June 2003, the Company purchased, for $24.5 million, intangible assets related to IMC’s SOP marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at IMC’s Carlsbad, New Mexico facility (see Note 7, Related Party Transactions). As of September 30, 2003, the Company had incurred approximately $0.2 million of related transaction costs. The Company’s mineral interests and other intangible assets are subject to amortization. The aggregate amortization of probable mineral reserves for the nine-month periods ended September 30, 2003 and 2002 was $1.1 million and $0.8 million, respectively. The estimated amortization expense from fiscal 2003 through fiscal 2007 is approximately $1.7 million annually.

              Mineral interests and other intangible assets consist of the following (in millions):

	September 30, 2003			December 31, 2002

	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Probable mineral
reserves	$158.6	$9.9	$148.7	$158.6	$8.8	$149.8
Other intangible assets	24.7	0.3	24.4	—	—	—

	$183.3	$10.2	$173.1	$158.6	$8.8	$149.8

8

6. Long-term Debt:

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

              Third-party long-term debt consists of the following (in millions):

	September 30, 2003	December 31, 2002

Senior Subordinated Notes	$325.0	$325.0
Term Loan	78.5	109.3
Revolving Credit Facility	17.5	—
Other, including capital lease obligations	—	0.1

	421.0	434.4
Premium on senior subordinated notes, net	3.0	3.2
Current portion of long-term debt	(0.8)	(1.2)

	$423.2	$436.4

7. Commitments and Contingencies:

              Parent Company Obligations: On May 22, 2003, SHC issued $179.6 million in aggregate principal amount at maturity ($100.0 million in gross proceeds) of SHC Subordinated Discount Notes in a private placement under Rule 144A and Regulation S of the Securities Act. No cash interest will accrue on the SHC Subordinated Discount Notes prior to June 1, 2008. The accreted value of each SHC Subordinated Discount Note will increase from the date of issuance until June 1, 2008 at a rate of 12% per annum, reflected in the accrual of non-cash interest, such that the accreted value will equal the principal amount on June 1, 2008. Cash interest will accrue on the SHC Subordinated Discount Notes at a rate of 12% per annum, beginning June 1, 2008 through maturity. The proceeds from the sale of the SHC Subordinated Discount Notes were distributed to the SHC’s stockholders in the form of a common stock dividend. In connection with the offering of the SHC Subordinated Discount Notes, the Company amended its amended and restated Senior Credit Facility and received consent from the holders of a majority of the aggregate principal amount at maturity of the SHC Discount Notes to amend the indenture governing the SHC Discount Notes in order to permit the distribution of the proceeds from the offering of the SHC Subordinated Discount Notes to SHC’s stockholders.

              As of September 30, 2003, approximately $73.3 million and $104.3 million are recorded for the SHC Discount Notes and SHC Subordinated Discount Notes, respectively. The SHC Discount Notes and SHC Subordinated Discount Notes are not a part of CMG’s consolidated financial statements. However, CMG’s operations are currently the main source of cash that is expected to service these notes.

8. Related Party Transactions:

              In the second quarter of 2003, the Company declared and paid $21.7 million of dividends in order to partially fund SHC’s payment of dividends and the repurchase of a portion of SHC’s common stock and all preferred stock held by IMC.

              In June 2003, the Company purchased, for $24.5 million, intangible assets related to IMC’s sulfate of potash (“SOP”) marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at IMC’s Carlsbad, New Mexico facility. As of September 30, 2003, the Company had incurred approximately $0.2 million of related transaction costs. As part of the transaction, the agreement under which the Company, as agent, markets SOP produced by IMC at their Carlsbad, New Mexico facility, will be terminated in 2003. The Company paid IMC $21.0 million in cash with the remaining $3.5 million due no later than November 30, 2003. The Company will evaluate the intangible assets acquired and will finalize the purchase price allocation within the next several months. In connection with this valuation exercise, the Company will also determine the amortization period for each of the identified intangible assets.

              Through September 30, 2003, the Company has purchased approximately $2.1 million of SOP finished goods inventory from IMC and may be required to purchase additional amounts of SOP finished goods inventory by November 30, 2003.

              In the third quarter of 2003, in accordance with the merger agreement related to the Recapitalization, IMC indemnified SHC for approximately $14.1 million for income taxes related to periods prior to the Recapitalization. The Company had previously recognized income tax expense for these items. The Company recorded the indemnification as a reduction to deferred income taxes and an increase to additional paid in capital. SHC contributed $8.8 million received from IMC to CMG during the third quarter. CMG used this cash to pay income taxes due for tax periods prior to the Recapitalization.

              For the nine months ended September 30, 2003, CMG has made approximately $3.9 million of cash payments to third parties on behalf of SHC. These payments primarily consist of deferred financing costs related to the SHC Discount Notes and SHC Subordinated Discount Notes. As of September 30, 2003, the total receivable due from SHC, recorded as other non-current assets, is approximately $6.2 million.

              On September 29, 2003, the SHC Senior Executives' Deferred Compensation Plan was terminated and the SHC capital stock held in the deferred compensation plan was subsequently distributed to the participants with no impact to the Company.

9. Operating Segments:

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

              Segment information as of and for the three-month and nine-month periods ended September 30, 2003 and 2002, is as follows (in millions):

Three months ended September 30, 2003	Salt	Potash	Other (c)	Total

Sales to external customers	$85.0	$12.1	$—	$97.1
Intersegment sales	—	2.5	(2.5)	—
Cost of sales - shipping and handling costs	22.0	2.1	—	24.1
Operating earnings (loss)	$9.4	$1.4	$(4.1)	$6.7

Three months ended September 30, 2002	Salt	Potash	Other (c)	Total

Sales to external customers	$79.9	$12.3	$—	$92.2
Intersegment sales	—	1.7	(1.7)	—
Cost of sales - shipping and handling costs	20.5	2.0	—	22.5
Operating earnings (loss) (a)	$9.0	$0.7	$(6.2)	$3.5

Nine months ended September 30, 2003	Salt	Potash	Other (c)	Total

Sales to external customers	$359.8	$38.7	$—	$398.5
Intersegment sales	—	6.4	(6.4)	—
Cost of sales - shipping and handling costs	102.9	6.4	—	109.3
Operating earnings (loss)	63.6	4.2	(12.4)	55.4
Total assets	$462.5	$136.1	$21.6	$620.2

Nine months ended September 30, 2002	Salt	Potash	Other (c)	Total

Sales to external customers	$299.5	$37.4	$—	$336.9
Intersegment sales	—	5.2	(5.2)	—
Cost of sales - shipping and handling costs	85.9	5.3	—	91.2
Operating earnings (loss) (b)	50.7	2.3	(17.5)	35.5
Total assets	$462.3	$116.1	$19.6	$598.0

(a)	“Other” includes $2.1 million related to restructuring costs.

(b)	“Other” includes $6.8 million related to restructuring costs.

(c)	“Other” includes corporate entities and eliminations.

11

10. Stock Options:

              In connection with SHC’s $100.0 million dividend payment on its common stock in May 2003, the number of SHC stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the dividend through decreasing the exercise price of outstanding options and increasing the number of outstanding options. The following is a summary of SHC’s stock option activity and related information for the nine-month period ended September 30, 2003 as adjusted for the transaction described above:

	Number of options	Weighted- average exercise price

Outstanding at December 31, 2002	501,480	$7.20
Granted	2,598	25.74
Exercised	(54,785)	6.97
Cancelled	(10,484)	6.97

Outstanding at September 30, 2003	438,809	$7.35

11. Other Comprehensive Income:

The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the nine month period ended September 30, 2003:

	Unfunded Pension Losses	Unrealized gains (losses) on cash flow hedges	Foreign currency Adjustments	Accumulated Other Comprehensive Income

Balance at December 31, 2002	$(11.9)	$0.1	$11.9	$0.1
2003 changes	—	(0.2)	11.1	10.9

Balance at September 30, 2003	$(11.9)	$(0.1)	$23.0	$11.0

For the nine months ended September 30, 2003:	Before tax Amount	Tax (expense) benefit	Net-of-tax Amount

Gas hedging adjustment	$(0.3)	$0.1	$(0.2)
Foreign currency translation adjustment	11.1	—	11.1

Other comprehensive income	$10.8	$0.1	$10.9

12

12. Guarantor/Non-guarantor Condensed Consolidating Statements

              The following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
September 30, 2003
(in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$2.2	$1.4	$—	$—	$3.6
Receivables, net	33.2	21.7	—	—	54.9
Inventories	69.6	31.1	—	—	100.7
Other current assets	2.4	1.4	—	—	3.8
Property, plant and equipment, net	55.9	197.8	—	—	253.7
Intangible assets - minerals rights and other, net	173.0	—	0.1	—	173.1
Investment in subsidiaries	—	—	458.8	(458.8)	—
Other	7.6	9.6	13.2	—	30.4

Total assets	$343.9	$263.0	$472.1	$(458.8)	$620.2

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	46.3	28.0	5.5	—	79.8

Total current liabilities	46.3	28.0	6.3	—	80.6
Due to (from) affiliates	(117.7)	75.9	41.8	—	—
Long-term debt, net of current portion	—	—	423.2	—	423.2
Other noncurrent liabilities	111.7	3.9	(0.2)	—	115.4
Total stockholder’s equity (deficit)	303.6	155.2	1.0	(458.8)	1.0

Total liabilities and stockholder’s equity (deficit)	$343.9	$263.0	$472.1	$(458.8)	$620.2

13

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited) December 31, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$6.5	$5.4	$—	$—	$11.9
Receivables, net	59.1	35.4	—	—	94.5
Inventories	65.7	30.8	—	—	96.5
Other current assets	0.2	0.5	—	—	0.7
Property, plant and equipment, net	66.7	196.7	—	—	263.4
Intangible assets - minerals rights and other, net	149.8	—	—	—	149.8
Investment in subsidiaries	—	—	375.4	(375.4)	—
Other	7.6	2.7	16.9	—	27.2

Total assets	$355.6	$271.5	$392.3	$(375.4)	$644.0

Current portion of long-term debt	$—	$0.1	$1.1	$—	$1.2
Other current liabilities	59.0	27.3	14.9	—	101.2

Total current liabilities	59.0	27.4	16.0	—	102.4
Long-term debt, net of current portion	—	—	436.4	—	436.4
Due to (from) affiliates	(70.8)	92.8	(22.0)	—	—
Other noncurrent liabilities	137.0	6.3	(18.4)	—	124.9
Total stockholder’s equity (deficit)	230.4	145.0	(19.7)	(375.4)	(19.7)

Total liabilities and stockholder’s equity (deficit)	$355.6	$271.5	$392.3	$(375.4)	$644.0

14

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Three Months Ended September 30, 2003 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Sales	$60.7	$36.4	$—	$—	$97.1
Cost of sales - shipping and handling	17.8	6.3	—	—	24.1
Cost of sales - products	32.1	23.0	—	—	55.1

Gross profit	10.8	7.1	—	—	17.9
Selling, general and administrative expenses	6.3	4.9	—	—	11.2

Operating income	4.5	2.2	—	—	6.7
Interest expense	0.1	2.5	7.4	—	10.0
Other (income) expense	(0.7)	1.4	0.9	—	1.6
(Earnings) in equity of subsidiary	—	—	(2.6)	2.6	—

Income (loss) before income taxes	5.1	(1.7)	(5.7)	(2.6)	(4.9)
Income tax expense (benefit)	1.0	(0.2)	(1.9)	—	(1.1)

Net income (loss)	$4.1	$(1.5)	$(3.8)	$(2.6)	$(3.8)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Three Months Ended September 30, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Sales	$60.3	$31.9	$—	$—	$92.2
Cost of sales - shipping and handling	16.3	6.2	—	—	22.5
Cost of sales - products	33.0	20.3	—	—	53.3

Gross profit	11.0	5.4	—	—	16.4
Selling, general and administrative expenses	6.3	4.5	—	—	10.8
Restructuring and other charges	2.5	0.1	(0.5)	—	2.1

Operating income (loss)	2.2	0.8	0.5	—	3.5
Interest expense	0.1	2.9	7.5	—	10.5
Other (income) expense	(0.1)	(0.2)	—	—	(0.3)
(Earnings) in equity of subsidiary	—	—	(0.1)	0.1	—

Income (loss) before income taxes	2.2	(1.9)	(6.9)	(0.1)	(6.7)
Income tax expense (benefit)	0.6	(0.4)	(3.4)	—	(3.2)

Net income (loss)	$1.6	$(1.5)	$(3.5)	$(0.1)	$(3.5)

15

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Nine Months Ended September 30, 2003 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Sales	$254.2	$144.3	$—	$—	$398.5
Cost of sales - shipping and handling	79.5	29.8	—	—	109.3
Cost of sales - products	119.4	80.1	—	—	199.5

Gross profit	55.3	34.4	—	—	89.7
Selling, general and administrative expenses	19.3	15.0	—	—	34.3

Operating income	36.0	19.4	—	—	55.4
Interest expense	0.4	6.8	22.0	—	29.2
Other (income) expense	(1.1)	3.6	2.0	—	4.5
(Earnings) in equity of subsidiary	—	—	(30.6)	30.6	—

Income (loss) before income taxes	36.7	9.0	6.6	(30.6)	21.7
Income tax expense (benefit)	10.5	4.6	(10.8)	—	4.3

Net income (loss)	$26.2	$4.4	$17.4	$(30.6)	$17.4

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited) For the Nine Months Ended September 30, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Sales	$222.9	$114.0	$—	$—	$336.9
Cost of sales - shipping and handling	66.0	25.2	—	—	91.2
Cost of sales - products	109.3	64.0	—	—	173.3

Gross profit	47.6	24.8	—	—	72.4
Selling, general and administrative expenses	17.5	12.6	—	—	30.1
Restructuring and other charges	4.9	0.6	1.3	—	6.8

Operating income	25.2	11.6	(1.3)	—	35.5
Interest expense	0.2	8.2	22.6	—	31.0
Other (income) expense	(0.5)	(0.7)	5.3	—	4.1
(Earnings) in equity of subsidiary	—	—	(17.7)	17.7	—

Income (loss) before income taxes	25.5	4.1	(11.5)	(17.7)	0.4
Income tax expense (benefit)	9.4	2.5	(12.4)	—	(0.5)

Net income (loss)	$16.1	$1.6	$0.9	$(17.7)	$0.9

16

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited) For the Nine Months Ended September 30, 2003 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Net cash provided (used in) by operating activities	$68.3	$15.3	$(32.1)	$—	$51.5

Cash flows from investing activities:
Capital expenditures	(5.3)	(4.4)	—	—	(9.7)
Acquisition of intangible assets	(21.1)	—	—	—	(21.1)
Other	—	(0.2)			(0.2)

Net cash used in investing activities	(26.4)	(4.6)	—	—	(31.0)

Cash flows from financing activities:
Dividends paid	—	—	(21.7)	—	(21.7)
Revolver	—	—	17.5	—	17.5
Principal payments on other long-term
debt, including capital leases	—	—	(30.9)	—	(30.9)
Payments (to) from Affiliates, net	(46.2)	(22.9)	69.1	—	—
Capital contribution from SHC	—	8.8	—		8.8
Other	—	—	(3.9)	—	(3.9)

Net cash provided by (used in)
financing activities	(46.2)	(14.1)	30.1	—	(30.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	2.0	—	1.4

Net increase (decrease) in cash and cash
equivalents	(4.3)	(4.0)	—	—	(8.3)
Cash and cash equivalents, beginning of period	6.5	5.4	—	—	11.9

Cash and cash equivalents, end of period	$2.2	$1.4	$—	$—	$3.6

17

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited) For the Nine Months Ended September 30, 2002 (in millions)

	Guarantors	Non- guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$63.7	$14.9	$(20.8)	$—	$57.8

Cash flows from investing activities:
Capital expenditures	(6.3)	(5.8)	—	—	(12.1)
Other	0.4	(0.1)	—	—	0.3

Net cash used in investing activities	(5.9)	(5.9)	—	—	(11.8)

Cash flows from financing activities:
Revolver activity	—	(10.8)	(29.0)	—	(39.8)
Issuance of long-term debt	—	—	78.4	—	78.4
Principal payments on other long-term
debt, including capital leases	(0.1)	(0.1)	(105.3)	—	(105.5)
Payments (to) from Affiliates, net	(60.7)	0.5	60.2	—	—
Deferred financing costs	—	—	(3.4)	—	(3.4)
Capital contribution from SHC	—	—	12.8	—	12.8
Other	—	—	1.0	—	1.0

Net cash provided by (used in)
financing activities	(60.8)	(10.4)	14.7	—	(56.5)
Effect of exchange rate changes on cash and cash
equivalents	—	(4.0)	6.1	—	2.1

Net increase (decrease) in cash and cash
equivalents	(3.0)	(5.4)	—	—	(8.4)
Cash and cash equivalents, beginning of period	8.2	7.7	—	—	15.9

Cash and cash equivalents, end of period	$5.2	$2.3	$—	$—	$7.5

18

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(dollars in millions, except per ton data)

Sales	$97.1	$92.2	$398.5	$336.9
Cost of sales - shipping and handling	24.1	22.5	109.3	91.2
Cost of sales - products	55.1	53.3	199.5	173.3

Gross profit	17.9	16.4	89.7	72.4
Selling, general and administrative expenses	11.2	10.8	34.3	30.1
Restructuring and other charges	—	2.1	—	6.8

Operating income	6.7	3.5	55.4	35.5
Interest expense	10.0	10.5	29.2	31.0
Other expense / (income)	1.6	(0.3)	4.5	4.1

Income / (loss) before income taxes	(4.9)	(6.7)	21.7	0.4
Income tax expense / (benefit)	(1.1)	(3.2)	4.3	(0.5)

Net income / (loss)	$(3.8)	$(3.5)	$17.4	$0.9

Sales by Segment:
Salt	$85.0	$79.9	$359.8	$299.5
Specialty potash fertilizers	12.1	12.3	38.7	37.4

Total	$97.1	$92.2	$398.5	$336.9

Sales Volumes (in thousands of tons):
Highway deicing	1,068	1,119	6,355	5,266
General trade	677	671	2,042	1,926
Specialty potash	59	67	183	181

Average Sales Price (per ton):
Highway deicing	$25.31	$23.31	$28.77	$27.45
General trade	85.42	80.24	86.64	80.48
Specialty potash	206.34	183.31	211.84	206.28

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Sales

              Sales for the third quarter of 2003 of $97.1 million increased $4.9 million, or 5% compared to $92.2 million for the third quarter of 2002. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $24.1 million during the third quarter of 2003, an increase of $1.6 million compared to the third quarter of 2002 shipping and handling fees of $22.5 million. The increase in shipping and handling related fees for the third quarter of 2003 is primarily due to more tons of North American general trade salt sold as compared to 2002.

              Product Sales for the third quarter of 2003 of $73.0 million increased $3.3 million, or 5% compared to $69.7 million for the same period in 2002. Salt Product Sales for the third quarter of 2003 of $63.0 million increased $3.6 million, or 6% compared to $59.4 million for the same period in 2002. This increase was primarily due to improved pricing in both our North American deicing product line and North American general trade product line of approximately $2.6 million. Also contributing to the increase was an approximate 33,000 ton increase in sales volumes in our North American general trade product line. This increase in sales volume impacted sales by approximately $1.6 million but was almost entirely offset by lower sales volumes of approximately 42,000 tons and 25,000 tons in our North American deicing product line and our United Kingdom general trade product line, respectively. SOP Product Sales for the third quarter of 2003 of $10.0 million remained relatively consistent as compared to the third quarter of 2002 on approximately 8,000 fewer sales tons.

Gross Profit

              Gross profit for the third quarter of 2003 of $17.9 million increased $1.5 million, or 9% compared to $16.4 million for the same period in 2002. The increase in gross profit primarily reflects the impact of improved customer mix and pricing as described above. Higher natural gas costs and accelerated depreciation expense related to certain obsolete mining equipment reduced gross profit by approximately $2.6 million.

Selling, General and Administrative Expenses

              Selling, general and administrative expenses of $11.2 million for the third quarter of 2003 increased $0.4 million, or 4% compared to $10.8 million for the same period in 2002. The increase primarily reflects additional compensation and benefit costs and higher spending on discretionary promotional and marketing costs.

Restructuring and Other Charges

              Restructuring and other charges are transition costs that are non-recurring in nature and relate to charges required to establish us as an independent entity. We incurred $2.1 million of restructuring costs in the third quarter of 2002 consisting primarily of costs to develop stand-alone tax strategies and costs associated with determining the post closing purchase price adjustment. No such costs were incurred in 2003.

Interest Expense

              Interest expense for the third quarter of 2003 of $10.0 million decreased $0.5 million compared to $10.5 million for the same period in 2002. This decrease is primarily the result of lower outstanding debt balances during 2003.

Other Expense / (Income)

              Other expense for the third quarter of 2003 of $1.6 million increased $1.9 million compared to other income of $0.3 million for the same period in 2002. We recorded non-cash foreign exchange losses and (gains) of $1.4 million and $(0.1) million for the third quarter of 2003 and 2002, respectively.

Income Tax Expense / (Benefit)

              Our income tax benefit for third quarter of 2003 of $1.1 million decreased $2.1 million compared to an income tax benefit of $3.2 million for the same period in 2002. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of previously reserved NOLs, non-deductible transaction costs incurred in 2002 and foreign mining taxes.

              We have approximately $98.6 million of NOLs at September 30, 2003 that expire between 2009 and 2020. All NOLs are U.S. based.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Sales

              Sales for the nine months ended September 30, 2003 of $398.5 million increased $61.6 million, or 18% compared to $336.9 million for the nine months ended September 30, 2002. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $109.3 million during the nine months ended September 30, 2003, an increase of $18.1 million compared to the nine months ended September 30, 2002 shipping and handling fees of $91.2 million. The increase in shipping and handling related fees for the nine months ended September 30, 2003 is primarily due to more tons of North American deicing salt and North American general trade salt sold as compared to 2002.

              Product Sales for the nine months ended September 30, 2003 of $289.2 million increased $43.5 million, or 18% compared to $245.7 million for the same period in 2002. Salt Product Sales for the nine months ended September 30, 2003 of $256.9 million increased $43.3 million, or 20% compared to $213.6 million for the same period in 2002. This increase was primarily due to a 1,073,000 ton increase in sales volumes in our North American deicing product line combined with a 145,000 ton increase in sales volumes in our North American general trade product line. These increases in sales volumes impacted sales by approximately $22.1 million and $9.0 million, respectively. Also contributing to the increase was improved pricing in both our North American deicing product line and general trade product line of approximately $7.7. SOP Product Sales for the nine months ended September 30, 2003 of $32.3 million remained relatively consistent as compared to the same period in 2002.

Gross Profit

              Gross profit for the nine months ended September 30, 2003 of $89.7 million increased $17.3 million, or 24% compared to $72.4 million for the same period in 2002. The increase in gross profit primarily reflects the impact of improved highway and consumer deicing sales volumes and improved pricing as described above.

Selling, General and Administrative Expenses

              Selling, general and administrative expenses of $34.3 million for the nine months ended September 30, 2003 increased $4.2 million, or 14% compared to $30.1 million for the same period in 2002. The increase primarily reflects additional compensation and benefit costs and higher spending on discretionary promotional and marketing costs.

Restructuring and Other Charges

              Restructuring and other charges are transition costs that are non-recurring in nature and relate to charges required to establish us as an independent entity. We incurred $6.8 million of restructuring costs in the nine months ended September 30, 2002 consisting primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies, and costs associated with determining the post closing purchase price adjustment. No such costs were incurred in 2003.

Interest Expense

              Interest expense for the nine months ended September 30, 2003 of $29.2 million decreased $1.8 million compared to $31.0 million for the same period in 2002. This decrease is primarily the result of lower outstanding debt balances during 2003.

Other Expense

              Other expense for the nine months ended September 30, 2003 of $4.5 million increased $0.4 million compared to $4.1 million for the same period in 2002. In April 2002, we recorded a $5.3 million charge related to the write-off of the deferred financing costs associated with the refinancing of our original term loan. In the second quarter of 2003, we recorded $1.1 million of costs related to amending our senior credit facilities. We also recorded non-cash foreign exchange losses and (gains) of $3.3 million and $(1.0) million for the nine months ended September 30, 2003 and 2002, respectively.

Income Tax Expense / (Benefit)

              Income tax expense for nine months ended September 30, 2003 of $4.3 million increased $4.8 million compared to income tax benefit of $0.5 million for the same period in 2002. A greater portion of pre-tax income was generated in the U.S. in 2003 than in 2002 causing an increase in income tax due to utilization of previously reserved net operating loss carryforwards (“NOLs”) that would offset U.S. taxable income. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of previously reserved NOLs, non-deductible transaction costs incurred in 2002 and foreign mining taxes.

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

              We have incurred substantial indebtedness in connection with the Recapitalization. As of September 30, 2003, we had $421.0 million of principal indebtedness, net of issuance premium, primarily consisting of $325.0 million of Senior Subordinated Notes and a $78.5 million term loan (“Term Loan”) under our Senior Credit Facility. The Senior Credit Facility provides for a Revolving Credit Facility in an aggregate amount of up to $135.0 million. As of September 30, 2003, we also had $17.5 million of borrowings outstanding under the Revolving Credit Facility and the Company maintained $3.6 million in cash on hand as of September 30, 2003. Future borrowings under the Revolving Credit Facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of September 30, 2003, approximately $108.5 million was available under the Revolving Credit Facility.

              As of September 30, 2003, our parent corporation, SHC, also had $73.3 million and $104.3 million of SHC Discount Notes and SHC Subordinated Discount Notes outstanding, respectively. The discount notes are not part of our consolidated financial statements. These notes have no cash interest obligations until December 15, 2007 and June 1, 2008, respectively. Our operations are currently the main source of cash that is expected to service this debt.

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

              During the nine months ended September 30, 2003, cash flows from operations were $51.5 million. We used a portion of those cash flows to make a $30.0 million voluntary principal payment on our Term Loan, to pay a $21.7 million dividend to SHC and to purchase certain intangible assets related to IMC’s SOP business.

              Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the Senior Subordinated Notes, Senior Credit Facility, SHC Discount Notes and SHC Subordinated Discount Notes. As of September 30, 2003, we are in compliance with all conditions and covenants related to the Senior Subordinated Notes, Senior Credit Facility, SHC Discount Notes and SHC Subordinated Discount Notes.

For the Nine Months Ended September 30, 2003 and 2002

              Net cash flows generated by operating activities for the nine months ended September 30, 2003 and 2002 were $51.5 million and $57.8 million, respectively. Of these amounts, $8.7 million and $21.4 million for 2003 and 2002, respectively, were generated by working capital reductions. The primary working capital reductions for 2003 and 2002 were decreases in receivables of $42.0 million and $39.7 million, respectively, decreases in inventories of $1.3 million and $1.6 million, respectively, and decreases in accounts payable and accrued expenses of $32.0 million and $16.7 million, respectively. The reductions are indicative of the seasonal nature of highway deicing product line sales with differences primarily related to more normal winter weather in the 2002 - 2003 winter than in the mild 2001 - 2002 winter.

              Net cash flows used by investing activities for the nine months ended September 30, 2003 and 2002, were $31.0 million and $11.8 million, respectively. These cash flows consisted of capital expenditures primarily to maintain our facilities of $9.7 million and $12.1 million in 2003 and 2002, respectively, and $21.1 million in 2003 related to our purchase of certain intangible assets related to IMC’s SOP business.

              Net cash flow used by financing activities was $30.2 million for the nine months ended September 30, 2003, primarily due to $21.7 million of dividends paid to SHC and the $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under the Term Loan. These cash uses were partially offset by $17.5 million of borrowings under the Revolving Credit Facility and receipt of a $8.8 million capital contribution from SHC to pay income taxes for periods prior to the Recapitalization indemnified by IMC.

              Net cash flows used by financing activities were $56.5 million for the nine months ending September 30, 2002, primarily due to the $39.8 million repayment of our revolver borrowings combined with a $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under the Term Loan. These cash uses were partially offset by approximately $13.0 million of capital contribution from SHC.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments at September 30, 2003 are as follows (in millions):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	2 -3 Years	4 -5 Years	After 5 Years

Long-term Debt	$421.0	$0.8	$1.6	$19.1	$399.5
Operating Leases (a)	24.9	5.8	7.5	4.3	7.3
Unconditional purchase obligations (b)	62.0	8.1	16.2	16.2	21.5

Total Contractual Cash Obligations	$507.9	$14.7	$25.3	$39.6	$428.3

(a)	The Company leases property and equipment under non-cancelable operating leases for varying periods.

(b)	The Company has long-term contracts to purchase certain amounts of electricity and steam.

	Amount of Commitment Expiration per Period

Other Commitments	Total	Less than 1 Year	2 -3 Years	4 -5 Years	After 5 Years

Revolver	$108.5	$—	$—	$108.5	$—
Letters of Credit	9.0	9.0	—	—	—

Total Other Commitments	$117.5	$9.0	$—	$108.5	$—

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

              In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” and requires certain disclosures in the Company’s quarterly and annual financial statements. SHC has a stock option plan that was adopted on November 28, 2001. The Company elected to continue to follow the accounting method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options and has adopted the pro forma disclosure requirements under SFAS No. 123, as amended by SFAS 148. Under APB No. 25, because the exercise price of the Company’s employee stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of applying the fair value method under SFAS No. 123, as amended by SFAS 148, to the Company’s stock-based awards resulted in pro forma net income that is not materially different from amounts reported in the accompanying consolidated statement of operations for the nine month periods ended September 30, 2003 and 2002.

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

Interest Rate Risk

              As of September 30, 2003, we had $78.5 million of debt outstanding under the term loan facility and $17.5 million outstanding under our revolving credit facility. Both the term loan facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan facility borrowings at September 30, 2003, and an average level of borrowings from our revolving credit facility at variable rates and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2003 would have increased by approximately $0.6 million.

Effects of Currency Fluctuations

              Our operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The exchange rate for the Canadian dollar has changed significantly from December 31, 2002 to September 30, 2003. The majority of our revenues and costs are denominated in U.S. dollars, with British pound sterling and Canadian dollars also being significant. Our historical results do not reflect any foreign exchange hedging activity.

              Considering our currency expenses, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar could have an estimated $1.5 million impact on earnings for the nine months ended September 30, 2003. Actual changes in market prices or rates may differ from hypothetical changes.

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

              Excluding the effects of our derivative instruments and our commodity price exposures to natural gas, a hypothetical 10% adverse change in our natural gas prices during the nine months ended September 30, 2003 could have had an estimated $0.8 million impact on earnings. Actual results may vary based on actual changes in market prices and rates.

Item 4. CONTROLS AND PROCEDURES

              An evaluation was carried our under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

              None

Item 3. DEFAULTS UPON SENIOR SECURITIES

              None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable

Item 5. OTHER INFORMATION

              Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K

              Form 8-K filed August 13, 2003 “Regulation FD Disclosure”

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS MINERALS GROUP, INC.
Date: November 3, 2003	/s/ Michael E. Ducey —————————————— Michael E. Ducey President and Chief Executive Officer
Date: November 3, 2003	/s/ Rodney L. Underdown —————————————— Rodney L. Underdown Chief Financial Officer

29