Form 10-K
period 2003-12-31
COMPASS MINERALS GROUP INC
filed 2004-03-19
CIK 1160726

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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
None

Securities registered pursuant to Section 12(g) of the Act:
None

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

Yes   ☐   No   ☒

     The number of shares outstanding of the registrant’s $0.01 par value common stock at February 29, 2004 was 1,000 shares. All of such shares are owned by Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation).

COMPASS MINERALS GROUP, INC.

Part I

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

          This annual report on Form 10-K (the “report”) contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. These risks and other factors include, among other things, those listed under Item 1, “Business — Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1, “Business – Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report.

MARKET AND INDUSTRY DATA AND FORECASTS

          This report includes market share and industry data and forecasts that we obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite. Except where otherwise noted, references to North America include only the continental United States and Canada, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North America highway deicing salt are generally based on historical production capacity, (b) North America general trade salt are generally based on historical sales volumes, (c) sulfate of potash are generally based on historical sales volumes and (d) United Kingdom salt sales (general trade and highway deicing) are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons.” One short ton equals 2,000 pounds.

          Unless the context requires otherwise, references in this annual report to the “Company,” “Compass,” “Compass Minerals,” “CMG,” “we,” “us” and “our” refer to Compass Minerals Group, Inc. and its consolidated subsidiaries. Compass Minerals Group, Inc. is a wholly owned subsidiary of Compass Minerals International, Inc. (“Compass Minerals International,” “CMI” or “parent”).

Item 1. BUSINESS

Company Overview

          We are the largest producer of rock, or highway deicing, salt in North America and the United Kingdom, and operate the largest highway deicing salt mines in these regions. We are also the third-largest producer of general trade salt in North America and the second-largest in the United Kingdom, serving major retailers, agricultural cooperatives and food producers. In addition, we are the largest producer of sulfate of potash, or “SOP,” in North America, which is used in the production of specialty fertilizers. Salt is one of the most widely used minerals in the world and has a wide variety of end-use applications, including highway deicing, food-grade applications, water conditioning and various industrial uses. Our business also includes the following key characteristics:

•	We believe that our cash flows are not materially impacted by economic cycles due to the stable end-use markets of salt and the absence of cost-effective alternatives.

•	We operate 11 facilities in North America and the United Kingdom, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire.

•	We believe that we are among the lowest cost rock salt producers in our markets. Our cost advantage is due to the size and quality of our reserves, effective mining techniques and efficient production processes. In addition, our salt mines in North America are located near either rail or water transport systems, thereby minimizing shipping and handling costs, which constitute a significant portion of the overall delivered cost of salt.

          For the year ended December 31, 2003, we sold approximately 12.8 million tons of salt and other minerals, generating sales of $600.6 million and net income of $45.7 million.

          On November 28, 2001, Salt Holdings Corporation (now known as Compass Minerals International, Inc.) completed a leveraged recapitalization (the “Recapitalization”) with our assets and liabilities retaining their historical value. Immediately following the Recapitalization, Apollo Management V, L.P. (“Apollo”), co-investors and management owned approximately 81% of CMI’s, outstanding common stock and IMC Global, Inc. (“IMC Global”) owned approximately 19% of CMI’s outstanding common stock as fully diluted for management options and stock issuable under our stock option plan.

          On December 17, 2003, CMI completed an initial public offering of 16,675,000 shares of its common stock, par value $.01 per share, at an initial public offering price of $13.00 per share. In connection with the offering, our parent changed its name from Salt Holdings Corporation to Compass Minerals International, Inc. The shares were sold by CMI’s stockholders. Neither CMI nor CMG received any proceeds from the sale of the shares. Apollo and IMC Global each sold portions of their holdings of CMI common stock, which reduced the ownership, on a fully diluted basis, of Apollo and co-investors, management and IMC Global to approximately 35%, 11% and 2%, respectively.

SALT SEGMENT

          Through our salt segment we mine, produce, process and distribute salt in North America and Europe, including rock, evaporated and solar salt. Our products are marketed primarily in the United States, Canada and the United Kingdom. Salt is used in a wide variety of applications, including as a deicer for both highway and consumer use (rock salt), an ingredient in the production of chemicals for paper bleaching, water treatment and a variety of other industrial uses, a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds and an essential component in both industrial and residential water softeners. The demand for salt has historically remained relatively stable during economic cycles due to its relatively low cost and high value with a diverse number of end uses.

          However, demand in the highway deicing market is affected by changes in winter weather conditions. Approximately 61% of our highway deicing annual sales, net of shipping and handling costs, are generated from December through March when the need for highway deicing salt is at its peak.

Salt Industry Overview

          The salt industry is characterized by stable demand and steady price increases across various grades. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including food processing, water conditioning, industrial chemical processing, nutritional supplements for animal stock and highway deicing. We estimate that the consumption of highway deicing salt in North America is 23 million tons per annum (18 million tons per annum in the markets we serve), while the general trade market totals 11 million tons per annum. In the United Kingdom, we estimate that the size of the highway deicing market is 1.9 million tons per annum while the general trade market is approximately 1.0 million tons per annum. During the thirty-year period ending 2002, the production of salt used in highway deicing in the United States has increased at an historical average of approximately 1% per annum, while the production of general trade salt products has increased at an historical average of more than 1% per annum over the same period.

          Salt prices vary according to purity from the lowest grade (highway deicing salt) at around $20 per ton to the highest-grade salt (food-grade salt) at more than $400 per ton. The price difference between highway and food-grade salt reflects, among other things, the more elaborate refining and packaging processes for higher-grade salt. Due to its low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The higher relative cost associated with transportation also acts as a barrier to entry in favor of salt manufacturers located in close proximity to their customers. During the thirty year period ending 2002, prices for salt used in highway deicing in the United States have increased at a historical average of approximately 4% per annum, while prices for general trade salt products have increased at a historical average of approximately 5% per annum over the same period.

Processing Methods

          We have production capacity, including salt purchased under long-term contracts, of approximately 14.5 million tons of salt per annum. Mining, other production activities and packaging are currently conducted at 11 of our facilities and at two facilities where finished product is purchased from IMC Global under long-term contracts.

          Summarized below are the three processing methods we use to produce salt.

          Underground Rock Salt Mining. We employ a drill and blast mining technique at our underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts where it is then crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. At our Winsford, U.K. facility, we use a continuous miner process. Rock salt is primarily used in our highway and consumer deicing products. Based on annual production capacities, our underground rock salt mining represents approximately 78% of our salt production.

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

Based on annual production capacities, our mechanical evaporation represents approximately 12% of our salt production.

          Solar Evaporation. The solar evaporation method is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural-evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is primarily used in our general trade salt product lines. Based on annual production capacities, our solar evaporation represents approximately 10% of our salt production.

Operations and Facilities

          United States. Our Central and Midwestern United States general trade customer base is served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from IMC Global’s potash and salt facility in Michigan. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the Southern and Western United States, highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers, and agriculture customers in the Southern and Midwestern United States. Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the Western United States general trade markets and also provides salt for chemical applications and highway deicing, and provides magnesium chloride which is primarily used in deicing, dust control and soil stabilization applications. Production capacity of salt at our Ogden facility is currently only limited by demand. We also own and operate two salt packaging facilities in Illinois and Wisconsin, which also serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern United States.

          Canada. Our salt is produced at five different locations in Canada. Mechanically evaporated salt is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario in Central Canada; and Unity, Saskatchewan in Western Canada. From the Goderich, Ontario rock salt mine, we serve the consumer and highway deicing markets in Canada and the Great Lakes region of the United States. We also purchase salt and other products from IMC Global’s potash and salt facilities located in Saskatchewan, which serve both the general trade and the highway deicing markets.

     United Kingdom. Our United Kingdom customer base is served by two facilities. Highway deicing customers throughout the United Kingdom are served by the Winsford rock salt mine in Northwest England. The Weston Point mechanical evaporation plant is located 12 miles north of the mine and serves our general trade and chemical customers in the United Kingdom as well as in continental Europe.

          The table below shows the capacity and type of salt produced at each of our owned or leased production locations:

	ANNUAL
	PRODUCTION
	CAPACITY	PRODUCT
LOCATION	(tons)	TYPE
North America
Goderich, Ontario Mine	6,500,000	Rock
Cote Blanche, Louisiana Mine	2,800,000	Rock
Ogden, Utah Plant	1,500,000	Solar
Lyons, Kansas Plant	425,000	Evaporated
Unity, Saskatchewan Plant	175,000	Evaporated
Goderich, Ontario Plant	170,000	Evaporated
Amherst, Nova Scotia Plant	115,000	Evaporated
United Kingdom
Winsford, Cheshire Mine	2,000,000	Rock
Weston Point, Cheshire Plant	850,000	Evaporated

          Salt production at these facilities totaled an aggregate 12.0 million tons, 10.0 million tons and 12.2 million tons for the years ended December 31, 2003, 2002 and 2001, respectively.

          Salt is found throughout the world and is typically deposited in extremely large quantities where it is commercially produced. Our mines at Goderich, Cote Blanche and Winsford, as well as at our other operating facilities, are proximate to vast mineral deposits. In most of our production locations, we estimate the recoverable salt to exceed 100 years of reserves at current production rates and capacities. Our rights to extract those minerals may currently be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.

          Our underground mines in Canada (Goderich, Ontario), the United States (Cote Blanche, Louisiana) and the United Kingdom (Winsford, Cheshire) make up approximately three-fourths of our salt producing capacity. Each of these mines are operated with modern mining equipment and utilize subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive conveyor systems. We believe that the properties and their operating equipment are maintained in good working condition.

          The land and related surface rights at the Goderich mine are owned. We also maintain a mineral lease at Goderich with the provincial government, which grants us the right to mine salt. This lease expires in 2022 with the option to renew until 2043. Cote Blanche is operated under land and mineral leases with a third-party landowner who grants us the right to mine salt. The leases expire in 2060. We own the land, related surface rights and salt reserves at the Winsford mine.

          Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 44, 38 and 158 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 177, 93 and 32 years, respectively. Our mineral interests are amortized on an individual basis over estimated useful lives not to exceed 99 years using the units-of-production method for leased mineral rights and the straight-line method for owned minerals. Our estimates are based on, among other things, both internal estimates and the results of reserve studies completed by a third-party engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by the company with the reasonable expectation of reliably operating the mines on a long-term basis. Established criteria for proven and probable reserves is primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.

          We package salt product produced by us or others at two additional facilities. The table below shows the packaging capacity at each of these facilities:

ANNUAL
PACKAGING
CAPACITY
LOCATION	(tons)
Kenosha, Wisconsin	100,000
Chicago, Illinois.	100,000

          We also have a long-term contract to purchase finished salt from IMC Global, which is produced as a co-product of their potash operations. The table below shows the amount and type of salt purchased from each of these production facilities:

	ANNUAL
	PURCHASING
	CAPACITY	PRODUCT
LOCATION	(tons)	TYPE
Esterhazy, Saskatchewan	200,000	Rock
Hersey, Michigan	250,000	Evaporated

          We divide our salt products into two separate product lines: highway deicing salt (including chemical salt) and general trade salt.

Highway Deicing Salt Products

     Products and Sales

          Highway deicing constituted approximately 47% of our gross sales of salt in 2003. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway deicing salt is sold primarily through an annual tendered bid contract system as well as through some longer-term contracts, with price, product quality and delivery being the primary competitive market factors. Annual supply contracts generally are awarded on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The bidding process eliminates the need to invest significant time and effort in marketing and advertising. Location of the source of salt and distribution outlets also play a significant role in determining a supplier. We have an extensive network of approximately 72 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt from our Ogden, Utah facility is also partially used for highway deicing.

          We produce salt in the United Kingdom for the highway deicing product line through our facility at Winsford, Cheshire, the largest rock salt mine in the United Kingdom. We believe our superior production capacity, productivity and favorable logistics allow us to be the only supplier of highway deicing salt capable of meeting peak winter demands in the United Kingdom. This strong position has resulted in us being viewed as a strategic operation by the United Kingdom’s Highway Agency. As such, we work with the Highway Agency to develop standards for deicing product specifications and to monitor Highway Agency deicing application contractors. We further act as a primary contact for the Highway Agency in connection with winter road management in the United Kingdom. In the United Kingdom approximately 59% of our highway deicing business is on multi-year contracts.

          Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. Over the last four years, our North American highway deicing product line has generated over 61% of its annual sales, net of shipping and handling costs, from December through March when the need for highway deicing is at its peak. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of North American deicing sales are made in Canada and the Midwestern United States where winter weather is generally harsher than in other parts of North America. In keeping with industry practice, we, together with our customers, stockpile sufficient quantities of salt to meet estimated requirements for the next winter season. See Item 1, “Business – Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

          Chemical customers accounted for approximately 6% of our 2003 gross sales of salt. Principal customers are producers of intermediate chemical products used in pulp bleaching, water treatment and a variety of other industrial uses that do not have a captive source of brine. Distribution into the chemical market is made primarily through multi-year supply agreements, which are negotiated privately. Price, service and product quality are the major competitive market factors.

          The table below shows our shipments of highway deicing and chemical salt products to the following regions (thousands of tons):

	Year Ended December 31,
	2003		2002		2001
	Tons	%	Tons	%	Tons	%
U.S.	6,267	65	5,104	64	5,656	60
Canada	2,560	26	2,162	27	2,301	25
Europe and Others	836	9	699	9	1,445	15

Total	9,663	100	7,965	100	9,402	100

     Competition

          We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our highway deicing and chemical salt products. In addition, there are several smaller regional producers of highway deicing salt. There are several importers of salt into North America but these mostly impact the Eastern seaboard where we have a minimal position. In the United Kingdom, there are two other companies that produce highway deicing salt, one in Northern

England and the other in Northern Ireland. There are no significant imports of highway deicing salt into the United Kingdom.

General Trade Salt Products

     Products and Sales

          The general trade business accounted for approximately 46% of our 2003 gross sales of salt. We are the third largest producer of general trade salt in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer ice control, food processing, agricultural applications, as well as a variety of industrial applications. We believe that we are the largest private label producer of water conditioning and salt-based agricultural products in North America and sell more than 70 private labels of table salt to major retailers. Our Sifto® brand is well recognized in the Canadian market.

          In the United Kingdom we operate the largest evaporated-salt plant in the United Kingdom at Weston Point. We are one of the U.K.’s market leaders in branded evaporated salt for water conditioning. We also produce salt for the food, chemical, animal feeds and textile markets.

          We have maintained a significant presence in the general trade business over recent years due to our strong focus on: (i) the Midwestern region of the United States; (ii) all of Canada and the United Kingdom; (iii) our distribution network to the grocery trade; and (iv) our relationships with large distributors of water conditioning salt.

          The general trade market is driven by strong customer relationships. Sales in the general trade salt product line occur through retail channels, such as grocery stores, building supply, hardware and automotive stores and feed suppliers. Distribution in the general trade salt product line is channeled through a direct sales force located in various parts of our service territories who sell products to distributors, dealers and end users. We also maintain a network of brokers who sell table salt, consumer deicing and water conditioning products. These brokers service wholesalers, grocery chains and retailers, as well as the food service industry.

          The table below shows our shipments of general trade salt products to the following regions (thousands of tons):

	Year Ended December 31,
	2003		2002		2001
	Tons	%	Tons	%	Tons	%
U.S.	1,758	60	1,629	59	1,725	61
Canada	565	19	506	18	513	18
Europe and Others	604	21	651	23	584	21

Total	2,927	100	2,786	100	2,822	100

     Competition

          In North America, other large nationally recognized companies compete against our salt business in production and marketing of general trade salt products. In addition, there are several smaller regional producers of general trade salt. There are several importers of salt into North America but they mostly impact the East Coast and West Coast of the United States where we have a minimal position. In the United

Kingdom, there is one other large domestic producer of general trade salt, several small local producers and some imports from continental Europe. We also export salt from the United Kingdom to Scandinavia and continental Europe and compete with many other European producers in these markets.

SPECIALTY POTASH SEGMENT

          SOP is primarily used as a specialty fertilizer, providing essential potassium to high-value, chloride-sensitive crops, such as vegetables, fruits, tea, tobacco and turf grass. We are the market leader in North America for SOP and market SOP products both domestically and overseas. We offer several grades of SOP, which are designed to differentiate us from our competitors, as well as to better serve the needs of our customers. In 2003, the specialty potash segment accounted for approximately 10% of our sales after shipping and handling costs.

     Potash Industry Overview

          The annual worldwide consumption of all potash fertilizers approaches 50 million tons. Muriate of potash, or potassium chloride, is the most common source of potassium and accounts for over 90% of all potash consumed in fertilizer production. SOP represents about 5% of potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, nitrate of potassium, and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide (K20) and different combinations of co-nutrients.

          Muriate of potash is the least expensive form of potash fertilizer based on the concentration of K20. It is the preferred potassium source for most crops. However, SOP (containing approximately 50% K20) is utilized by growers for many high-value crops, especially where the requirements are for fertilizers with low chloride content. The use of SOP has been scientifically proven to improve the yield and quality of certain crops.

          Examples of crops where SOP is utilized to increase yield and quality include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass for golf courses. Approximately 73% of our annual SOP sales volumes in 2003 were made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

     Operations and Facilities

          All of our SOP production is located on the Great Salt Lake west of Ogden, Utah. It is the largest SOP production facility in North America. The evaporation facility utilizes solar energy and operates over 40,000 acres of evaporation ponds to manufacture SOP and magnesium chloride from the brines of the Great Salt Lake. The property utilized in our operation is both owned and leased under annually renewing leases. This facility has the capacity to annually produce approximately 450,000 tons of SOP, approximately 400,000 tons of magnesium chloride and over 1.5 million tons of salt. These recoverable minerals exist in vast quantities in the Great Salt Lake. We estimate the recoverable minerals exceed 100 years of reserves at current production rates and capacities. Our rights to extract these minerals are contractually limited. We believe we will continue to be able to extend these agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to extract additional quantities of minerals necessary to significantly extend the economic life of the reserves.

          The potassium bearing salts are mechanically harvested and refined to high purity SOP in an integrated production facility that has been in operation since 1967. We believe that our property and operating equipment are maintained in good working condition.

          The Ogden facility was unable to produce SOP from 1984 through the beginning of 1989 due to flooding. Following the flood, dikes were raised to a height three feet over the historic peak flood level. Also, the State of Utah constructed and implemented the West Desert Pumping Project, which could be utilized to lower the level of the Great Salt Lake by up to 12 inches per year thus reducing the risk of flooding. Although we believe that the subsequent dike improvements and the West Desert Pumping Project have reduced the likelihood of future pond flooding, we maintain both property damage and business interruption insurance policies for this risk.

     Products and Sales

          Our domestic sales of SOP are concentrated in the western states of California, Oregon, Washington, Idaho and the central tobacco belt area where the crops and soil conditions favor SOP. We generally export SOP through major trading companies. International SOP sales volumes in 2003 were 27% of our annual SOP sales. Prior to the acquisition by IMC Global in 1998, our SOP was marketed and sold by a sales group consisting of trained agronomists and professional fertilizer agents. These representatives directly contacted dealers and growers in the United States. Following the IMC Global acquisition, this SOP sales group was dissolved and the IMC Global sales force handled SOP sales. The IMC Global sales group was responsible for selling all potash and phosphate fertilizer products for IMC Global. Because the bulk of these fertilizers are sold as commodities, the focus on specialty products such as SOP diminished under IMC Global. Upon the purchase of the SOP business from IMC Global, we organized and employed an experienced global sales group similar to the one that was in place prior to 1998.

          The table below shows our shipments of SOP to the following regions (thousands of tons):

	Year Ended December 31,
	2003		2002		2001
	Tons	%	Tons	%	Tons	%
U.S.	182	73	151	62	148	79
Export (a)	69	27	91	38	40	21

Total	251	100	242	100	188	100

(a) Export sales include product sold to foreign customers at U.S. ports.

          We previously had a long-term contract with IMC Global following the Recapitalization, whereby we acted as a sales agent for IMC Global to customers serviced by IMC Global’s Carlsbad, New Mexico facility. The contract did not limit the amount of SOP we could purchase from IMC Global. As a result of our June 2003 purchase of IMC Global’s remaining SOP marketing business this long-term contract with IMC Global terminated on November 30, 2003.

Competition

          Approximately 56% of the world SOP production is located in Europe, 14% in the United States and the remaining 30% in various other countries. The world consumption of SOP totals about 2.9 million tons. Our major competition for SOP sales in North America include imports from Germany, Chile, Canada and Belgium. In addition, there is also some functional competition between SOP, muriate of potash and nitrate of potash. For exports into Asia, the Pacific Rim countries and Latin America, we compete with various local and European producers.

INTELLECTUAL PROPERTY

          We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. No single patent, trademark or trade name is material to our business as a whole.

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

          With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See Item 1, “Business – Risk Factors — Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.”

EMPLOYEES

          As of December 31, 2003, we had 1,497 employees, of which 708 are employed in the United States, 596 in Canada and 193 in the United Kingdom. Approximately 38% of our U.S. workforce (54% of our global workforce) is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2004, one will expire in 2005 and four will expire in 2006. Additionally, approximately 13% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.

PRINCIPAL PROPERTIES

          The table below sets forth our principal properties:

Land and Related
		Surface Rights		Mineral Reserves
		Owned/	Expiration	Owned/	Expiration
Location	Use	Leased	of Lease	Leased	of Lease
Ogden, Utah	SOP and solar salt production facility	Owned	N/A	Leased	(1)

Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A

Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060

Weston Point, Cheshire, U.K.	Evaporated salt production facility	Owned	N/A	N/A(2)	N/A

Winsford, Cheshire, U.K.	Rock salt production facility	Owned	N/A	Owned	N/A

Goderich, Ontario,	Rock salt production facility	Owned	N/A	Leased	2022(3)
Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A

Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2009/2016 (4)

Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	(5)

Overland Park, Kansas	Corporate headquarters	Leased	2008	N/A	N/A

(1)	The Ogden lease automatically renews on an annual basis.

(2)	Weston Point purchases brine for production purposes from a third party pursuant to a supply agreement that will expire in 2017.

(3)	Subject to the right of renewal through 2043.

(4)	Consists of two leases expiring in 2009 and 2016 subject to the right of renewal through 2030 and 2037, respectively.

(5)	Consists of two leases that are currently in the process of being renewed that will expire in 20 years with rights of renewal at 20-year increments.

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

          Our mineral leases have varying terms. Some will expire after a set term of years, while others continue indefinitely. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. We believe we will be able to continue to extend our material mineral lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions. In addition, we own a number of properties and are party to non-mining leases that permit us to perform activities that are ancillary to our mining operations, such as surface use leases, and storage, depot and warehouse leases. We also believe that all of our leases were entered into on market terms.

          The following map shows the locations of our principal salt and SOP production facilities:

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

          We produce and distribute crop and animal nutrients, salt and deicing products. These activities subject us to an evolving set of international, federal, state, provincial and local environmental, health and safety (“EHS”) laws that regulate, or propose to regulate: (i) product content; (ii) use of products by both us and our customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from our facilities; (vi) disposal, storage and management of hazardous and solid wastes; (vii) remediation of contamination at our facilities and third-party sites; and (viii) post-mining land reclamation. For new regulatory programs, it is difficult for us to ascertain future compliance obligations or estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. We intend to respond to these regulatory requirements at the appropriate time by implementing necessary modifications to our facilities and/or operating procedures.

          We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. We estimate that our 2004 EHS capital expenditures will total approximately $2.6 million, primarily related to air quality devices and highway deicing salt storage pads. We expect that our estimated expenditures in 2004 for reclamation activities will be approximately $0.2 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2004 or in the future.

          We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2003, we had recorded environmental accruals of $2.3 million.

Product Requirements and Impacts

          International, federal, state and provincial standards: (i) require registration of many of our products before such products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Environmental, natural resource and public health agencies at all regulatory levels continue to evaluate alleged health and environmental impacts that might arise from the handling and use of products such as those we manufacture. The U.S. Environmental Protection Agency, or the “EPA,” the State of California and The Fertilizer Institute have each completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that, based on the available data, crop nutrient materials generally do not pose harm to human health. It is unclear whether any further evaluations may result in additional standards or regulatory requirements for the producing industries, including us, or for our customers. At this stage, it is the opinion of management that the potential impact of these standards on the market for our products or on the expenditures that may be necessary to meet new requirements will not have a material adverse effect on our business, financial condition or results of operations.

          In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment has proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, has not yet taken final action with respect to this proposal and is not subject to any deadline to do so. This proposal was subject to a public comment, during which individuals and the municipalities which comprise most of our customers expressed a variety of views, including noting the utility and cost-efficiency of salt as compared to other potential measures to reduce ice-related road hazards. At this point, Environment Canada has indicated that, whether or not road salts are declared toxic, their preferred course of action is the establishment of voluntary guidelines for users as opposed to any form of regulation. Environment Canada has been developing these guidelines based on consultation with a broad-based stakeholders group, which includes the salt industry. On September 20, 2003, Environment Canada released a proposed Code of Practice to serve as these guidelines. The proposed Code of Practice remained subject to public comment until November 19, 2003. Environment Canada has indicated that it expects to publish the final code in 2004. Although the proposed Code of Practice remains subject to change, the released draft requires large road-salt users to develop salt management plans. We do not believe that this would have a material direct effect on us, but the new salt management plans may reduce the demand from our customers in Canada for road salt.

          Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any final guidance or regulation would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” The report further stated that mitigation measures “must be based on optimization of winter road maintenance practices so as not to jeopardize road safety, while minimizing the potential for harm to the environment.” Environment Canada recently confirmed the high importance of road safety in its proposed regulation of road salt. In its September 22, 2003 press release in connection with the proposed Code of Practice, it indicated that the proposed code “will provide those who use road salts with a way to reduce harm to the environment without jeopardizing road safety.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. Although we cannot predict whether the proposal to list road salts will be finalized or the precise form of the proposed Code of Practice or other future regulation, if standardized guidelines are developed for the use and storage of road salt or any alternate deicing products, we could suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operation. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

Operating Requirements and Impacts

          We hold numerous environmental, mining and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for extraction of salt and brine, discharges of process materials to air and surface water, and injection of brine and wastewater to subsurface wells. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. In addition, changes to environmental and mining regulations or permit requirements could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. For example, since we recently installed a new grinding circuit, some of our existing equipment at our Lyons, Kansas facility is subject to the Federal Clean Air Act’s New Source Performance Standard requirement. We have completed a compliance program with the Kansas Department of Health and Environment, and do not expect to incur any additional costs or significant penalties, although there can be no guarantee.

          Pursuant to the Mine Safety and Health Act, new interim regulatory standards for diesel particulate matter became effective in 2002 and final standards are expected to become effective in 2006. In response to litigation regarding its final rule on diesel particulate matter, the Mine Safety and Health Administration has initiated a new rule regarding certain provisions of the final standards. We are currently in compliance with the interim standards that are in effect between 2002 and 2006. However, material expenditures may be required to achieve compliance with the final standards at the Cote Blanche facility in Louisiana.

Remedial Activities

Remediation at Our Facilities

          Many of our formerly-owned and current facilities have been in operation for a number of years. Operations have historically involved the use and handling of regulated chemical substances, salt and by-products or process tailings by us and predecessor operators which have resulted in soil, surface water and groundwater contamination. At some locations there are areas where salt-processing waste and ordinary trash may have been disposed or buried, and have since been closed and covered with soil and other materials. These past operating practices at several of our facilities have resulted in soil, surface water and groundwater contamination.

          At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” or state and provincial or United Kingdom laws governing cleanup or disposal of hazardous substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At still other locations, we have undertaken voluntary remediation, and have removed formerly used underground storage tanks. Taking into account established reserves, expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites. In addition, in connection with the Recapitalization, IMC Global has agreed to indemnify us against liabilities for certain known and unknown conditions at existing and former sites.

Remediation at Third-Party Facilities

          Along with impacting the sites at which we have operated, various third parties have alleged that our historic operations have resulted in contamination to neighboring off-site areas or nearby third-party facilities. CERCLA imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or its various state analogues, one party may potentially be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties.

          We have entered into “de minimis” settlement agreements with the EPA with respect to several CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. In some cases, however, such settlements have included “reopeners,” which could result in additional liability at such sites in the event of newly discovered contamination or other circumstances.

          At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable, and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under CERCLA or otherwise, may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At the present time, we are not aware of any additional sites for which we expect to receive a notice from the EPA or any other party of potential CERCLA liability. However, based on past operations, there is a potential that we may receive notices in the future for sites of which we are currently unaware or that our liability at currently known sites may increase. Taking into account established accruals, expenditures for our known environmental liabilities and site conditions currently are not expected, individually or in the aggregate, to be material or have a material adverse effect on our business, financial condition or results of operations.

RISK FACTORS

          You should carefully consider the following risks and all of the information set forth in this annual report on Form 10-K. The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations.

          Our highway deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. Over the last four years, our North American highway deicing product line has generated over 61% of its annual sales, net of shipping and handling costs, during the months of December through March when the need for highway deicing is at its peak. We need to stockpile sufficient highway deicing salt in the first two fiscal quarters to meet estimated demand for the winter season. Weather conditions that impact our highway deicing product line include temperature, levels of precipitation, number of snow days and duration and timing of snow fall in our relevant geographic markets. Lower than expected sales by us during this period could have a material adverse effect on our results of operations.

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

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

          As of December 31, 2003, we had $420.2 million of outstanding indebtedness, including approximately $78.3 million under our senior credit facilities, $14.0 million under our revolving credit facility and $327.9 million of Compass Minerals Group’s senior subordinated notes and stockholder’s equity of $43.8 million. At December 31, 2003, CMI had $75.7 million of senior discount notes and $107.4 million of subordinated discount notes outstanding.

          This level of leverage could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it will require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	it may materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

          In addition, our and CMI’s indentures and our senior credit facilities contain financial and other restrictive covenants discussed below that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. See “ — Restrictive covenants in the agreements governing our indebtedness and certain indebtedness of CMI may restrict our ability to pursue our business strategies.”

Restrictive covenants in the agreements governing our indebtedness and certain indebtedness of CMI may restrict our ability to pursue our business strategies.

          Our senior credit facilities and indebtedness and the indebtedness of CMI limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

          In addition, our senior credit facilities require us to maintain financial ratios. These financial ratios include an interest coverage ratio and a consolidated indebtedness leverage ratio. Although we have historically been able to maintain these financial ratios, we may not be able to maintain these ratios in the future. Covenants in our senior credit facilities may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities.

          If we default under our senior credit facilities under certain circumstances, the lenders could require immediate payment of the entire principal amount. These circumstances include a change of control, default under agreements governing our and CMI’s other indebtedness, material judgments in excess of $5,000,000 or breach of representations and warranties. Any default under our senior credit facilities or agreements governing our and CMI’s other indebtedness could lead to an acceleration of debt under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under our senior credit facilities require immediate repayment, we will not be able to repay them and also repay our other indebtedness in full. Our ability to comply with these covenants and restrictions contained in our senior credit facilities and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.

          Since we manufacture and sell our products primarily in the United States, Canada and the United Kingdom, our business is subject to risks associated with doing business internationally. Our sales outside the United States, as a percentage of our total sales, were 34% for the year ended December 31, 2003. Accordingly, our future results could be adversely affected by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unexpected changes in regulatory requirements.

          Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in Canadian dollars and pounds sterling. Significant changes in the value of Canadian dollars and pounds sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt.

          In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We have in the past experienced and expect to continue to experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations. We expect that the amount of our revenues denominated in non-U.S. dollar currencies will continue to increase in future periods. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Currency Fluctuations and Inflation” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

          Our overall success as a global business depends, in part, upon our ability to succeed in differing economic and political conditions. We cannot assure you that we will continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.

Our operations are dependent on natural gas and significant interruption in the supply or increase in the price of natural gas could have a material adverse effect on our financial condition or results of operations.

          Energy costs, including primarily natural gas and electricity, represented approximately 12% of the costs of our North American salt production in 2003. Natural gas is a primary fuel source used in the evaporated salt production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. In the fourth quarter of 2002, we adopted a policy of hedging natural gas prices through the use of swap agreements. We have not entered into any long-term contracts for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. A significant increase in the price of natural gas that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas to our production facilities, could have a material adverse effect on our business, financial condition or results of operations.

Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments and put pressure on the prices we can charge for our products.

          We encounter competition in all areas of our business. Competition in our product lines is based on a number of considerations, including product performance, transportation costs in salt distribution, brand reputation, quality of client service and support, and price. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may have to adjust the prices of some of our products to stay competitive. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Some of our competitors have greater financial and other resources than we do.

Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.

          We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada and Europe, including laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to air and water. For example CERCLA, imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties”) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, we may in the future incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.

          We have received notices from governmental agencies that we may be a potentially responsible party at certain sites under CERCLA or other environmental cleanup laws. We have entered into “de minimis” settlement agreements with the United States with respect to certain CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA, that we believe demonstrates that we are not liable and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions. At the present time, we are not aware of any additional sites for which we expect to receive a notice from the EPA of potential CERCLA liability. However, based on past operations there is a potential that we may receive such notices in the future for sites of which we are currently unaware. Taking into account established reserves, expenditures for our known environmental liabilities and site conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.

          We have also developed alternative mine uses. For example, we entered into a joint venture with a subsidiary of Violia Environnement that is in the waste management industry. The joint venture has applied for a permit to allow for the storage of certain stable types of hazardous waste in our salt mine in the United Kingdom. We believe that the mine is stable and should provide a secure storage location. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account as much as possible in our planning process, it is possible that material expenditures could be required in the future to further reduce this risk, or to remediate any future contamination.

          Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations. For more information, see Item 1, “Business — Environmental, Health and Safety Matters.”

The Canadian government’s proposal to designate road salt as a toxic substance could have a material adverse effect on our business, including reduced sales and the incurrence of substantial costs and expenditures.

          In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment has proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, has not yet taken final action with respect to this proposal and is not subject to any deadline to do so. At this point, Environment Canada has indicated that, whether or not road salts are declared toxic, their preferred course of action is the establishment of voluntary guidelines for users as opposed to any form of regulation. Environment Canada has been developing these guidelines based on consultation with a broad-based stakeholders group, which includes the salt industry. On September 20, 2003, Environment Canada released a proposed Code of Practice to serve as these guidelines. The proposed Code of Practice remained subject to public comment until November 19, 2003. Environment Canada has indicated that it expects to publish the final code in 2004. Although the proposed Code of Practice remains subject to change, the released draft requires large road-salt users to develop salt management plans. We do not believe that this would have a material direct effect on us, but the new salt management plans may lead our customers in Canada to require less road salt.

          Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any final guideline or regulation would result in a complete ban on the use of road salt. We do, however, recognize the importance of environmental protection in Canada’s decision-making process. Although we cannot predict whether the proposal to designate road salt as a toxic substance will be finalized or the precise form of the proposed Code of Practice or other future regulation, if standardized guidelines are developed for the use and storage of road salt or any alternate deicing products, we could suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operation. Our road-salt sales, net of shipping and handling, in Canada generated approximately 13% of our total sales in 2003. In addition, while we are not aware of any similar governmental proposals for the designation of road salt as a toxic substance in either the United States or the United Kingdom, we cannot guarantee that these proposals will not arise.

Our operations are dependent on our having received the required permits and approvals from governmental authorities.

          We hold numerous governmental environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations also is predicated upon securing the necessary environmental or other permits or approvals. We currently do not have any material pending permits or approvals.

Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.

          We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe or challenge our intellectual property rights. The patents we currently have in place expire between 2009 and 2018. We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. Many of our important brand names are registered as trademarks in the United States and foreign countries. These registrations can be renewed if the trademark remains in use. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, we may lose the competitive advantage provided by our intellectual property. As a result, our results of operations may be adversely affected.

If we are unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.

          As of December 31, 2003, we had 1,497 employees. Approximately 38% of our U.S. workforce (54% of our global workforce) is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2004, one will expire in 2005 and four will expire in 2006. Additionally, approximately 13% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

We rely on independent distributors and the loss of a substantial number of these distributors may reduce our profits and sales.

          In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. In 2003, 12% of our sales, net of shipping and handling costs, were generated through these independent distributors. Many of these independent distributors are not bound to us by exclusive distribution contracts and may offer products of, and services to, businesses that compete with ours. In addition, the majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after providing us with notice, which on average is six months prior to termination. The loss of a substantial number of these distributors or the decision by many of these distributors to offer competitors’ products to our customers could materially reduce our sales and profits.

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition adversely affected.

          Our business strategy includes supplementing internal growth by pursuing acquisitions of small complementary businesses. We may be unable to complete acquisitions on acceptable terms, identify suitable businesses to acquire or successfully integrate acquired businesses in the future. We compete with other potential buyers for the acquisition of other small complementary businesses. This competition and regulatory considerations may result in fewer acquisition opportunities. If we cannot complete acquisitions, our growth may be limited and our financial condition may be adversely affected.

Our business is dependent upon highly skilled personnel, and the loss of key personnel may have a material adverse effect on our development and results of operations.

          The success of our business is dependent on our ability to attract and retain highly skilled managers and other personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our development and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

Our principal stockholder’s interest may conflict with or differ from the interests of other holders of our securities.

          Apollo and its affiliates own 35% of the fully diluted equity of CMI. Consequently, Apollo has the ability to influence the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary transactions. The interests of Apollo and its affiliates could conflict with or differ from the interests of our securities holders.

Item 2. PROPERTIES

          Information regarding our plant and properties is included in Item 1, “Business,” of this report.

Item 3. LEGAL PROCEEDINGS

          We are party from time to time to various routine legal proceedings. Except as otherwise described in Item 1, “Business — Environmental, Health and Safety Matters,” these primarily involve commercial claims, products liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the Recapitalization, IMC Global has agreed to indemnify us against certain legal matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Not Applicable

Item 6. SELECTED FINANCIAL DATA

          The following table presents selected combined and consolidated financial information. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from our audited combined and consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited combined financial statements that are not included herein.

          The information included in this table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited combined and consolidated financial statements and accompanying notes thereto included elsewhere in this annual report.

	For the year ended December 31,
	2003		2002		2001		2000	1999
	(dollars in millions, except share data)
Statement of Operations Data:
Sales	$600.6		$502.6		$523.2		$509.2	$494.4
Cost of sales – shipping and handling	165.3		137.5		143.2		140.0	126.9
Cost of sales – products (1)	246.2		202.1		224.4		227.7	213.1
Depreciation and amortization (2)	42.1		37.1		32.6		44.3	55.1
Selling, general and administrative expenses	48.6		40.5		38.9		35.5	37.2
Goodwill write-down (3)	—		—		—		191.0	87.5
Restructuring and other charges (3)(4)	—		7.7		27.0		425.9	13.7
Operating earnings (loss)	98.4		77.7		57.1		(555.2)	(39.1)
Interest expense (5)	39.1		41.3		14.3		16.4	19.0
Net income (loss)	45.7		19.7		19.1		(467.7)	(67.5)
Balance Sheet Data (at period end):
Total cash and cash equivalents	$2.6		$11.9		$15.9		$0.3	$4.3
Total assets	690.0		644.0		655.6		636.0	1,290.5
Total debt	420.2		437.6		515.1		152.3	196.0
Other Financial Data:
Cash flows provided by operating activities	$70.8		$80.0		$112.5		$72.1	$78.4
Cash flows used for investing activities	(45.6)		(19.1)		(43.6)		(34.0)	(48.1)
Cash flows used for financing activities	(38.0)		(67.4)		(53.8)		(43.3)	(33.6)
Ratio of earnings to fixed charges (6)	2.28	x	1.72	x	3.69	x	—	—
Capital expenditures	$20.6		$19.5		$43.0		$33.7	$45.6

(1)	“Cost of sales - products” is presented net of depreciation and amortization.

(2)	“Depreciation and amortization” for purposes of this table excludes amortization of deferred financing costs.

(3)	Based on anticipated proceeds from the sale of the Company by IMC Global, we recorded an asset impairment charge of $616.6 million, $482.1 million after tax, in the fourth quarter of 2000. In connection with this non-cash charge, goodwill was reduced $191.0 million and intangible assets — mineral interests was reduced $425.6 million. The goodwill write-down in 1999 was the result of lowering goodwill to its recoverable value based on estimated future discounted cash flows of the business.

(4)	“Restructuring and other charges” include primarily those charges related to the impairment of idled assets in December of 1998, the restructuring of our business in the fourth quarter of 1999 designed to reduce employee headcount and an asset impairment in the fourth quarter of 2000 related to the planned disposition of the Company by IMC Global as described in (3) above. During 2001, we incurred $27.0 million of transaction and transition costs in connection with the Recapitalization. During 2002, we incurred $7.7 million of transition costs required to establish us as a self-sustaining entity.

(5)	As we have incurred substantial indebtedness in connection with the Recapitalization, we believe it is helpful to provide a measure describing the cash requirements necessary to satisfy our debt service in terms of “cash interest expense,” which is interest expense excluding the amortization of debt issuance costs, plus amortization of the original issuance premium. For a discussion of our indebtedness, see Note 8 to our audited combined and consolidated financial statements. Cash interest expense was $37.6 million and $39.5 million for the years ended December 31, 2003 and 2002, respectively. Cash interest expense is not calculated under generally accepted accounting principles, or “GAAP.” While cash interest expense and similar variations thereof are commonly used as measures of the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. The following table reconciles the differences between cash interest expense and interest expense, calculated in accordance with GAAP.

	For the year ended December 31,
	2003	2002
	(dollars in millions)
Interest expense	$39.1	$41.3
Less (plus) amortization:
Deferred financing costs	1.8	1.9
Amortization of premium on senior subordinated notes	(0.3)	(0.1)

Cash interest expense	$37.6	$39.5

(6)	For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of net interest expense including the amortization of deferred debt issuance costs and the interest component of our operating rents. The ratio of earnings to fixed charges prior to November 28, 2001 is not meaningful because we participated in a credit facility with IMC Global and its affiliates and the level of third-party debt was not comparable to the level of third-party debt in place upon consummation of the Recapitalization, the offering by Compass Minerals Group of an additional $75.0 million in aggregate principal amount of senior subordinated notes, or the “April 2002 senior subordinated notes.” Earnings were insufficient to cover fixed charges by approximately (6) $572.5 million and $55.6 million, respectively, for the years ended December 31, 2000 and 1999.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1, “Business — Risk Factors.” You should read the following discussion together with Item 1, “Business – Risk Factors” and the combined and consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

Company Overview

          We are the largest producer of rock, or highway deicing, salt in North America and the United Kingdom, and operate the largest highway deicing salt mines in these regions. We are also the third largest producer of general trade salt in North America and the second largest in the United Kingdom, serving major retailers, agricultural cooperatives and food producers. In addition, we are the largest producer of sulfate of potash, or “SOP,” in North America, which is used in the production of specialty fertilizers. Salt is one of the most widely used minerals in the world and has a wide variety of end-use applications, including highway deicing, food-grade applications, water conditioning and various industrial uses.

          We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” based on a normal winter weather season and by improving our cost structure. Our management team’s stewardship is to generate consistent cash flow despite weather variations and to maximize value from our cash flow generated from operations. We can employ our operating cash flow to pay dividends, re-invest in our business, pay down debt and make small tuck-in acquisitions. Additionally, through our operational excellence program, we strive to maintain or improve our flexible, low-cost structure. We design programs to measure and continuously improve our operating performance.

          Our business also includes the following key characteristics:

          • We believe that our cash flows are not materially impacted by economic cycles due to the stable end-use markets of salt and the absence of cost-effective alternatives. Short-term cash flows are affected by the seasonality of our business and are dependent on weather conditions. See Item 1, “Business – Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations.”

          • We operate eleven facilities in North America and the United Kingdom, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire.

          • We believe that we are among the lowest cost rock salt producers in our markets. Our cost advantage is due to the size and quality of our reserves, effective mining techniques and efficient production processes. In addition, our salt mines in North America are located near either rail or water transport systems, thereby minimizing shipping and handling costs, which constitute a significant portion of the overall delivered cost of salt. Note 13 to our audited combined and consolidated financial statements provides additional information regarding geographical data.

          We recognize revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include shipping and handling costs which are expensed when the related product is sold.

          For the year ended December 31, 2003, we sold approximately 12.8 million tons of salt and other minerals, generating sales of $600.6 million and net income of $45.7 million. In our North American highway deicing business, we have been awarded contracts for over 10% more volume for the 2003 – 2004 winter season as compared to the prior winter season, with an increase in contract prices of almost 1% as compared to last year. Contract bid volumes are non-binding indications of our customers’ expected volume requirements for the upcoming winter season.

Stand-Alone Company

          The combined and consolidated financial information related to periods ending 2001 and prior included in this annual report on Form
10-K have been derived from the consolidated financial statements of IMC Global. The preparation of this information was based on assumptions and estimates, including allocations of costs from IMC Global, that we believe are reasonable. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if we had been a separate, stand-alone entity during the periods presented or our future results of operations, financial position and cash flows.

          We believe that there are opportunities to improve performance on both the revenue and cost sides of our business. For example, we believe that our new management focus on operating efficiencies and monitoring capital expenditures following the consummation of the Recapitalization has led to reductions in our operating costs and maintenance capital expenditures. Additionally, we intend to continue to focus on growing our SOP business and regaining our lost market share.

          In connection with the Recapitalization, we have incurred substantial indebtedness, interest expense and repayment obligations. The interest expense relating to this debt has adversely affected our net income. Upon consummation of the Recapitalization, we incurred a number of one-time fees and expenses of approximately $35.0 million. Note 3 and Note 11 to our audited combined and consolidated financial statements provides additional information.

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

Mineral Interests

          As of December 31, 2003, we maintained $148.0 million of net mineral interests as a part of mineral interests and other intangible assets and $7.9 million of net mineral properties as a part of property, plant and equipment.

          Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Pursuant to Statement of Financial Accounting Standards, or “SFAS,” No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” mineral interests associated with other-than-owned properties are classified as intangible assets.

          Mineral interests recorded as a part of mineral interests and other intangible assets are amortized on a units-of-production method based on internal and third-party estimates of recoverable reserves. Mineral interests recorded as a part of property, plant and equipment are amortized on a straight-line basis.

          Our rights to extract minerals are contractually limited by time. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, the assigned lives may be less than that projected by management, or if the actual size, quality or recoverability of the minerals is less than that projected by management, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.

Income Taxes

          In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. We are required to assess the likelihood that we will ultimately be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.

          In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in recent reporting years and, to some extent, our forecast of future taxable income. In determining future taxable income, we are responsible for the assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

          As a result of this analysis, after considering all available evidence, both positive and negative, we concluded that a valuation allowance for certain of our deferred tax assets was required. As of December 31, 2003 we had $34.5 million of deferred tax assets resulting from our prior year U.S. net operating loss (“NOL”) carryforwards and alternative minimum tax credits.

          Since we do not consider recovery of the aforementioned deferred tax assets to be more likely than not under our current operating structure, a valuation allowance has been recorded. At December 31, 2003, the valuation allowance was $34.5 million for which the ultimate recovery of the deferred tax asset is primarily dependent upon the availability of an adequate level of domestic taxable income. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from historical and forecasted amounts.

          We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.

          In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Pension Plans

          We make actuarial assumptions in conjunction with our actuaries as our advisors that we believe are reasonable. These assumptions include discount rates, expected long-term rates of return on plan assets and rate of compensation increases, and are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, thereby increasing pension expense and our pension liability. Note 9 to our audited combined and consolidated financial statements provides additional information regarding pension assumptions used by us.

          We have two defined benefit pension plans for some of our employees in the United States and the United Kingdom. The size of the U.S. plan is not significant as compared to the U.K. plan, taken as a whole. The U.K. plan was closed to new participants in 1992. Our funding policy is to make the minimum annual contributions required by applicable regulations. Cash contributions to the plans totaled $1.5 and $1.1 million during the years ended December 31, 2003 and 2002, respectively.

Other Significant Accounting Policies

          Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our financial statements. Policies related to revenue recognition, environmental accruals, financial instruments and consolidation require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance.

Certain of these matters are among topics currently under re-examination by accounting standards setters and regulators. Although no specific conclusions reached to date by these standard setters appear likely to cause a material change in our accounting policies, future outcomes cannot be predicted with confidence.

Results of Operations

     The following table sets forth combined and consolidated historical financial information for the years ended December 31, 2003, 2002 and 2001. The table and discussion should be read in conjunction with the information contained in our combined and consolidated financial statements and the notes thereto included in this annual report on Form 10-K. However, our results of operations set forth below and elsewhere in this annual report may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

	For the year ended December 31,
	2003	2002	2001
	(dollars in millions)
Sales	$600.6	$502.6	$523.2
Cost of sales – shipping and handling	165.3	137.5	143.2
Cost of sales – products	288.3	239.2	257.0

Gross profit	147.0	125.9	123.0
Selling, general and administrative expenses.	48.6	40.5	38.9
Restructuring and other charges	—	7.7	27.0

Operating earnings	98.4	77.7	57.1
Interest expense	39.1	41.3	14.3
Other (income) expense	5.6	4.9	(3.1)

Income before taxes	53.7	31.5	45.9
Income tax expense	8.0	11.8	26.8

Net income	$45.7	$19.7	$19.1

Sales by Segment:
Salt	$546.6	$452.5	$485.0
Specialty potash fertilizers	54.0	50.1	38.2

Total	$600.6	$502.6	$523.2

Sales Volumes (in thousands of tons):
Highway Deicing	9,663	7,965	9,402
General Trade	2,927	2,786	2,822
Specialty potash fertilizers	251	242	188

Average Sales Price (per ton):
Highway Deicing	$29.25	$27.96	$26.87
General Trade	89.50	82.48	82.35
Specialty potash fertilizers	215.21	207.02	203.19

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Sales

          Sales for the year ended December 31, 2003 of $600.6 million increased $98.0 million, or 19% compared to $502.6 million for the year ended December 31, 2002. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $165.3 million during the year ended December 31, 2003, an increase of $27.8 million compared to shipping and handling fees of $137.5 million for the year ended December 31, 2002. The increase in shipping and handling-related fees for the year ended December 31, 2003 was primarily due to more tons of deicing salt and general trade salt sold in North America as compared to the same period in 2002.

          Product Sales for the year ended December 31, 2003 of $435.3 million increased $70.2 million, or 19% compared to $365.1 million for the same period in 2002. Salt Product Sales for the year ended December 31, 2003 of $390.0 million increased $67.7 million, or 21% compared to $322.3 million for the same period in 2002. This increase was primarily due to a 1,561,000 ton increase in sales volumes in our North American deicing product line combined with a 141,000 ton increase in sales volumes in our general trade product line. These increases in sales volumes impacted sales by approximately $30.3 million and $15.1 million, respectively. Also contributing to the increase in Product Sales was improved pricing in both our North American deicing product line and general trade product line of approximately $14.5 million, of which changes in foreign exchange rates totaled $9.2 million. SOP Product Sales for the year ended December 31, 2003 of $45.3 million increased $2.5 million, or 6% compared to $42.8 million for the same period in 2002 due to both improved sales volumes and pricing.

Gross Profit

          Gross profit for the year ended December 31, 2003 of $147.0 million increased $21.1 million, or 17% compared to $125.9 million for the same period in 2002. The increase in gross profit primarily reflects the impact of improved highway and consumer deicing sales volumes and improved pricing as described in the preceding paragraph.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses of $48.6 million for the year ended December 31, 2003 increased $8.1 million, or 20% compared to $40.5 million for the same period in 2002. This increase primarily reflects additional compensation and variable benefit costs and higher spending on discretionary promotional and marketing costs. Additionally, changing foreign exchange rates increased selling, general and administrative expenses by $2.0 million.

Restructuring and Other Charges

          During 2002, restructuring and other charges represented transition costs that are non-recurring in nature and relate to charges required to establish us as a self-sustaining entity. We incurred $7.7 million of transition costs in the year ended December 31, 2002, consisting primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies and costs associated with determining the post-closing purchase price adjustment. No such costs were incurred in 2003.

Interest Expense

          Interest expense for the year ended December 31, 2003 of $39.1 million decrease $2.2 million compared to $41.3 million for the same period in 2002. This decrease is primarily the result of lower outstanding debt balances during 2003.

Other (Income) Expense

          Other expense for the year ended December 31, 2003 of $5.6 million increased $0.7 million compared to $4.9 million for the same period in 2002. In April 2002, we recorded a $5.3 million charge related to the write-off of the deferred financing costs associated with the refinancing of our term loan credit facility. In the second quarter of 2003, we recorded $1.4 million of costs related to amending our senior credit facilities. We also recorded non-cash foreign exchange losses and (gains) of $3.9 million and $(0.6) million in the year ended December 31, 2003 and 2002, respectively.

Income Tax Expense

          Income tax expense for the year ended December 31, 2003 of $8.0 million decreased $3.8 million compared to $11.8 million for the same period in 2002. This decrease was primarily due to a reduction in the effective state income tax rate and a larger portion of pre-tax income being generated in the United States during the year ended December 31, 2003 than in the same period in 2002. This allowed for an increase in the amount of previously reserved NOLs to be utilized to offset U.S. taxable income. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes and changes in the expected utilization of previously reserved NOLs.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Sales

          Sales for 2002 of $502.6 million decreased $20.6 million, or 3.9% compared to $523.2 million in 2001. Sales include Product Sales as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $137.5 million during 2002, a decrease of $5.7 million compared to 2001 shipping and handling fees of $143.2 million. The decline in shipping and handling related fees during 2002 was due to fewer tons of products sold compared to 2001. Product Sales for 2002 of $365.1 million decreased $14.9 million, or 3.9% compared to $380.0 million for 2001. Salt Product Sales for 2002 of $322.3 million decreased $19.5 million, or 5.7% compared to $341.8 million for 2001. This decrease was primarily the result of a 1,437,000 ton decline in sales volumes in our combined North American and U.K. highway deicing product lines due to the mild winter weather in the March 2002 quarter. The decline in volumes negatively impacted sales by approximately $27 million. Additionally, the general trade product lines had a 36,000 ton reduction in sales volumes which was also primarily the result of the mild March 2002 quarter winter weather. This reduction in volumes unfavorably impacted sales by approximately $7 million. Overall, the reduction in sales volumes were offset in part by an improvement in the pricing for our North American salt product lines of $15 million. SOP Product Sales for 2002 of $42.8 million increased $4.6 million compared to $38.2 million for 2001 primarily due to a 54,000 ton increase in sales volumes partially offset by lower average prices.

Gross Profit

          Gross profit for 2002 of $125.9 million increased $2.9 million, or 2.4% compared to $123.0 million for 2001. The increase in gross profit primarily reflects the $15 million resulting from the improvement in the pricing of our North American salt product lines offset by an approximate $17 million decline due to lower highway deicing sales volumes. Gross margins also increased by approximately $2 million due to the increase in SOP sales volumes partially offset by lower average prices. Lower operating costs also improved our gross margin by $4 million.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses of $40.5 million for 2002 increased $1.6 million, or 4.1% compared to $38.9 million for 2001. The increase primarily reflects additional costs related to our transition to a stand-alone entity for services previously provided by IMC prior to the Recapitalization.

Restructuring and Other Charges

          Transition costs are non-recurring in nature and relate to charges required to establish us as an independent entity. During 2002, we incurred $7.7 million of transition costs that were directly related to our transition from an entity controlled by IMC Global and consisted primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies and costs associated with determining the post-closing purchase price adjustment. During 2001, we incurred $27.0 million in expenses in connection with the Recapitalization which consisted of transaction and transition costs. The transaction costs were directly related to the acquisition and consisted primarily of outside professional services.

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

Liquidity and Capital Resources

Historical Cash Flow

          We have used cash generated from operations to meet our working capital needs and to fund capital expenditures and voluntary repayment of debt. We have historically generated stable cash flows. Our primary sources of liquidity will continue to be cash from operations and borrowings under our revolving credit facility. Due to the seasonality of our business, we expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. When we cannot meet our liquidity or capital needs with cash from operations, we meet those needs with borrowings under our revolving credit facility.

For the year ended December 31, 2003

          Net cash flow generated by operating activities for the year ended December 31, 2003 was $71.0 million. Cash generated from operating activities includes $15.0 million used for an increase in working capital. The primary increase in working capital was an increase in receivables of $18.5 million, offset in part by decreases in inventories of $4.3 million and decreases in accounts payable and accrued expenses of $0.8 million. These changes are indicative of the seasonal nature of highway deicing product line sales with differences primarily related to changes in late December quarter sales versus the prior year.

          Net cash flow used by investing activities for the year ended December 31, 2003 was $45.6 million. We had capital expenditures during 2003 of $18.6 million to maintain our business and $2.0 million for cost-reduction and new-opportunity projects. We also spent $24.8 million related to our purchase of certain intangible assets related to IMC Global’s former SOP business.

          Net cash flow used by financing activities was $38.2 million and was primarily due to $21.7 million of dividends paid to CMI, $8.2 million paid to third parties on behalf of CMI primarily for financing activities at CMI and a $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility. These outflows were partially offset by $14.0 million of borrowings under our revolving credit facility and the receipt of $8.8 million from IMC Global to pay income taxes for periods prior to the Recapitalization which were indemnified by IMC Global.

For the year ended December 31, 2002

          Net cash flow generated by operating activities was $82.2 million for the year ended December 31, 2002. Of this amount, $12.4 million was generated by working capital reductions. The primary working capital reductions were increases in accounts payable and accrued expenses of $14.5 million and decreases in inventories of $3.8 million offset in part by an increase in receivables of $5.9 million. The improvement in working capital is partially due to faster collections of our receivables and the timing of interest payments. These improvements were partially offset by more severe winter weather in December 2002 than in December 2001. Additionally, during 2002, we amended an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility. We received a one-time cash payment of $8.0 million related to the amendment which terminates in December 2010. In the future we may elect to resume purchasing salt from the supplier’s facility. In that event, we would repay a ratable portion of the cash received.

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

          Net cash flow used by financing activities was $69.6 million for the year ended December 31, 2002, primarily due to the $39.8 million repayment of borrowings under our revolving credit facility, $2.2 million paid to third parties on behalf of CMI primarily for financing activities at CMI and $40.0 million of voluntary principal repayments that reduced the amount of long-term debt outstanding under our term loan credit facility. These cash uses were partially offset by approximately $13 million of capital contributions from CMI, which represents proceeds received by CMI from IMC related to the post-closing purchase price adjustment.

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

          Net cash flow used by investing activities was $43.6 million for the year ended December 31, 2001, primarily representing capital expenditures of the business. As part of these capital expenditures, we incurred $5.7 million related to the new mine shaft, mill and headframe at the Cote Blanche, Louisiana facility. The remaining capital expenditures included $26.4 million of expenditures to maintain our facilities and $10.9 million of growth and cost reduction capital expenditures. The significant growth and cost reduction projects related to the continuing expansion of our Lyons, Kansas evaporation facility and the purchase of a continuous miner at our Winsford facility.

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

Post-Recapitalization

          Our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

          We have incurred substantial indebtedness in connection with the Recapitalization. As of December 31, 2003, we had $417.3 million of indebtedness outstanding, net of issuance premium. Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1, “Business – Risk Factors — Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.”

          Concurrent with the Recapitalization, Compass Minerals Group issued $250.0 million aggregate principal amount of its 10% senior subordinated notes due 2011 and entered into the senior credit facilities. Our senior credit facilities provided for a term loan credit facility in the principal amount of $225.0 million and a revolving credit facility in an aggregate amount of up to $135.0 million. Upon consummation of the Recapitalization, Compass Minerals Group borrowed the full amount available under the term loan credit facility and made borrowings under the revolving credit facility based upon our working capital needs. As of December 31, 2003, $14.0 million of indebtedness and $9.4 million of letters of credit were outstanding under the revolving credit facility. Future borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of December 31, 2003, approximately $111.6 million was available under the revolving credit facility. The revolving credit facility is available until 2008. Borrowings under the amended term loan credit facility are due and payable in quarterly installments that began in 2002. The quarterly term loan amortization payments due before 2009 approximate $0.8 million on an annual basis, or 1% of the term loan. The remaining balance of the term loan credit facility will amortize in equal quarterly installments in the eighth year of the term loan credit facility. As of December 31, 2003, the outstanding balance of the term loan was $78.3 million.

          On April 10, 2002, Compass Minerals Group completed an offering of an additional $75.0 million aggregate principal amount of its senior subordinated notes. The April 2002 senior subordinated notes and the senior subordinated notes are governed by, and treated as a single class of securities under an indenture, dated November 28, 2001, between Compass Minerals Group and The Bank of New York, as trustee. The gross proceeds from the offering of the April 2002 senior subordinated notes in the amount of $78.4 million, including a purchase premium in the amount of $3.4 million, were used to refinance borrowings under the term loan credit facility and pay related fees and expenses. The April 2002 senior subordinated notes mature in August 2011.

          On May 5, 2003, we amended our senior credit facilities to allow CMI to pay a dividend to be funded with either cash on hand or with borrowings under the amended and restated senior revolving credit facility. Additionally, the amendment permits CMI to repurchase CMI securities (other than the subordinated discount notes and the senior discount notes) not held by Apollo or management.

          On May 22, 2003, CMI issued $179.6 million in aggregate principal amount at maturity of subordinated discount notes in a private placement under Rule 144A and Regulation S of the Securities Act. The proceeds from the sale of the subordinated discount notes were distributed to CMI’s stockholders. In connection with the offering of CMI’s subordinated discount notes, we amended our senior credit facilities in order to permit the distribution of the proceeds from the offering of CMI’s subordinated discount notes to CMI stockholders.

          On November 17, 2003, we further amended our senior credit facilities to allow CMI to pay future dividends funded with either cash on hand or with borrowings under the amended and restated senior revolving credit facility.

          In connection with the Recapitalization, we received NOLs and expect to realize cash tax savings if these NOLs are able to be utilized. As of December 31, 2003, we had approximately $85.7 million of NOLs remaining that expire between 2006 and 2022. These NOLs may be used to offset a portion of future taxable income, up to the year 2022, and thereby reduce or eliminate our U.S. federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, or the “Code,” imposes significant limitations on the utilization of NOLs in the event of an “ownership change,” as defined in Section 382 of the Code. Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% stockholders, including specified groups of stockholders who in the aggregate own at least 5% of that corporation’s stock (including a group of public stockholders), exceeds 50 percentage points over a three-year testing period. The Company has incurred three ownership changes, placing annual limitations on the amount of each loss carryforward utilization. We cannot assure you that we will be able to use any NOLs to offset future taxable income or that the NOLs will not become subject to additional limitations due to future ownership changes. Due to the uncertainty that these carryforwards will be utilized, a full valuation allowance was previously established against the remaining deferred tax asset.

          We have two defined benefit pension plans for certain of our U.K. and U.S. employees. Our cash funding policy is to make the minimum annual contributions required by applicable regulations. Since the plans’ accumulated benefit obligations are in excess of the fair value of the plans’ assets, we may be required to use cash from operations above our historical levels to further fund these plans in the future.

          At December 31, 2003, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial statements.

Parent Company Obligations

          In December 2002, certain holders of CMI’s series A redeemable preferred stock converted their preferred stock into subordinated discount debentures. CMI then issued $123.5 million in aggregate principal amount of senior discount notes in exchange for CMI subordinated discount debentures. No cash interest will accrue on the senior discount notes prior to December 15, 2007. The accreted value of each senior discount note will increase from the date of issuance until December 15, 2007 at a rate of 12 ¾% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on December 15, 2007. Cash interest will accrue on the senior discount notes at a rate of 12 ¾% per annum, beginning December 15, 2007. The first cash interest payment will be made on June 15, 2008.

          On May 22, 2003, CMI issued $179.6 million in aggregate principal amount at maturity of subordinated discount notes in a private placement under Rule 144A and Regulation S of the Securities Act. No cash interest will accrue on the subordinated discount notes prior to June 1, 2008. The accreted value of each subordinated discount note will increase from the date of issuance until June 1, 2008 at a rate of 12% per annum, reflected in the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on June 1, 2008. Cash interest will accrue on the subordinated discount notes at a rate of 12% per annum, beginning June 1, 2008 through maturity. The proceeds from the sale of the subordinated discount notes were distributed to CMI stockholders in the form of a common stock dividend.

          The senior discount notes and subordinated discount notes are not a part of our combined and consolidated statements. However, our operations are currently the main source of cash that is expected to service the senior discount notes, subordinated discount notes and any future dividends on CMI common stock.

          Our contractual cash obligations and commitments as of December 31, 2003 are as follows (in millions):

Payments Due by Period

		Less
		than	2 – 3	4 – 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term Debt	$417.3	$0.8	$1.6	$15.6	$399.3
Operating Leases (a)	26.7	6.2	7.9	4.8	7.8
Unconditional Purchase Obligations (b)	64.2	8.7	17.4	17.4	20.7
Management Agreement (c)	8.0	1.0	2.0	2.0	3.0

Total Contractual Cash Obligations	$516.2	$16.7	$28.9	$39.8	$430.8

Amount of Commitment Expiration per Period

		Less
		than	2 – 3	4 – 5	After 5
Other Commitments	Total	1 Year	Years	Years	Years
Revolver	$111.6	$—	$—	$111.6	$—
Letters of Credit	9.4	9.4	—	—	—
Performance Bonds (d)	15.3	15.3	—	—	—

Total Other Commitments.	$136.3	$24.7	$—	$111.6	$—

(a)	We lease property and equipment under non-cancelable operating leases for varying periods.

(b)	We have long-term contracts to purchase certain amounts of electricity and steam.

(c)	Note 11 to our audited combined and consolidated financial statements provides additional information.

(d)	Note 10 to our audited combined and consolidated financial statements provides additional information under Sales Contracts.

          Our ability to make scheduled payments of principal of, to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

          Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior credit facilities, will be adequate to meet our liquidity needs over the next 12 months.

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

Sensitivity Analysis Related to EBITDA

          In connection with the Recapitalization and prior to the Recapitalization, we have incurred significant non-recurring restructuring and other charges that impact our results of operations. As a result, our results of operations and cash flows are not indicative of what they would have been had we not incurred these non-recurring charges. We believe it would be helpful to provide a sensitivity analysis that describes our ability to satisfy our debt service, capital expenditures and working capital requirements and make dividend payments in terms of EBITDA, and EBITDA adjusted for the restructuring and other charges described below, or “Adjusted EBITDA.” We believe that these non-GAAP measures can assist investors in understanding our cost structure, cash flows and financial position. In addition, the financial covenants and ratios in our senior credit facilities and our indentures, such as restrictions on payments and indebtedness and ratios relating to leverage, interest coverage and fixed charge coverage, are also tied to measures that are calculated by adjusting EBITDA as described below. We believe it is necessary to adjust EBITDA to enable investors to see how we view our business given the significant non-recurring restructuring and other charges that have historically affected our results of operations.

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

          The following is a summary of our restructuring and other charges incurred for each of our last three fiscal years:

For the year ended December 31, 2003

          No non-recurring costs were incurred or expensed in 2003.

For the year ended December 31, 2002

          Following the Recapitalization, we incurred and expensed certain non-recurring costs totaling $7.7 million that consisted of transition costs required to establish us as an self-sustaining entity. The costs were directly related to the transition from an entity controlled by IMC Global and consisted primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies and costs associated with determining the post-closing purchase price adjustment.

For the year ended December 31, 2001

          In connection with the Recapitalization, we expensed certain transaction and transition costs. We incurred $20.1 million of transaction costs related to activities associated with the Recapitalization (which consisted primarily of costs related to outside professional services). We also expensed $6.9 million of transition costs related to activities and other charges incurred in connection with separating us from IMC Global.

          The adjustments to EBITDA set forth in the table below include adjustments relating to the expenses and charges described above, which we believe are not likely to recur. Although these adjustments are not permitted as adjustments in preparing financial statements in accordance with Regulation S-X, management believes that the presentation of EBITDA, as so adjusted, provides useful information in analyzing the effects of non-recurring restructuring and other charges, including those resulting from the initial public offering and the Recapitalization.

	For the year ended December 31,
	2003	2002	2001
Net income (loss)	$45.7	$19.7	$19.1
Income tax expense (benefit)	8.0	11.8	26.8
Interest expense	39.1	41.3	14.3
Depreciation and amortization	42.1	37.1	32.6

EBITDA	134.9	109.9	92.8
Adjustments to income (loss) from operations:
Restructuring and other charges	—	7.7	27.0
Other (income) expense (1)	5.6	4.9	(3.1)

Adjusted EBITDA	$140.5	$122.5	$116.7

(1)	“Other (income) expense” primarily includes losses on early retirements of debt ($5.3 million in 2002), costs related to amending our senior credit facilities ($1.4 million in 2003), interest income, and non-cash foreign exchange gains and losses.

Effects of Currency Fluctuations and Inflation

          We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 34% of our 2003 sales in foreign currencies, and we incurred 41% of our 2003 total operating expenses in foreign currencies. The net depreciation of the pound sterling and Canadian dollar against the U.S. dollar and other world currencies during the 2001 and 2002 had a negative impact on our sales and Adjusted EBITDA, as reported in U.S. dollars in our combined and consolidated financial statements while the weakening U.S. dollar against these currencies in 2003 had a positive impact on our sales and Adjusted EBITDA. Significant changes in the value of the Canadian dollar, the euro or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior credit facilities.

Seasonality

          We experience a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objective of SFAS

No. 143 is to establish an accounting standard for the recognition and measurement of an obligation related to the retirement of certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 became effective for us and was adopted on January 1, 2003. Its adoption did not have a material impact on our financial position, results of operations or cash flows.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on our financial position, results of operations or cash flows.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB Opinion No. 25 to SFAS No. 123’s fair value method of accounting, if a company so elects. Through December 31, 2002, we accounted for our stock option plan under the recognition and measurement provisions of APB Opinion No. 25. In the fourth quarter of 2003, we adopted the preferable fair value recognition provisions of SFAS No. 123 using the prospective method of adoption as described in SFAS No. 148. Under the prospective method, all options granted or modified after January 1, 2003 are accounted for under the fair value method retroactively effective as of January 1, 2003. The impact of this adoption, under the fair value recognition provisions, resulted in stock option compensation expense of approximately $0.1 million in 2003.

          In January 2003, the FASB issued Interpretation, or “FIN,” No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN No. 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. In December 2003, the FASB issued FIN No. 46(R) which supercedes FIN No. 46. FIN No. 46(R) is effective for all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46(R) will be applicable to all non-SPEs created prior to February 1, 2003 by public entities at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has determined that it has no SPEs. We are in the process of reviewing the applicability of FIN 46(R) to entities other than SPEs, but we do not expect the adoption to have a material effect on our consolidated statements.

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

Interest Rate Risk

          As of December 31, 2003, we had $78.3 million of debt outstanding under the term loan credit facility and $14.0 million outstanding under our revolving credit facility. Both the term loan credit facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan credit facility borrowings at December 31, 2003, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 2003 would have increased by approximately $0.9 million. Actual changes will vary from hypothetical changes.

Foreign Currency Risk

          We conduct our business primarily in the United Kingdom and North America and export some products to Europe and Southeast Asia. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We will not engage in hedging for speculative investment reasons. Our historical results do not reflect any foreign exchange hedging activity. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1, “Business – Risk Factors — Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.”

          Considering our currency expenses, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $2.0 million impact on earnings for the year ended December 31, 2003. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

          We have reviewed various options to mitigate the impact of fluctuating natural gas prices. During 2002 and 2003, we instituted a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. Pursuant to our policy, we enter into contractual gas price swaps related to the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas swap derivative contracts outstanding at December 31, 2003 that expire in one year or less and expire greater than one year total $9.7 million and $3.2 million, respectively.

          Excluding gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2003 would have had an estimated $0.7 million impact on earnings. Actual results will vary based on actual changes in market prices and rates.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Shareholder
of Compass Minerals Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Compass Minerals Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Kansas City, Missouri
March 3, 2004

Report of Independent Auditors

To the Board of Directors and Shareholder
Compass Minerals Group, Inc.

     We have audited the accompanying consolidated balance sheet of Compass Minerals Group, Inc. as of December 31, 2001, and the related combined and consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals Group, Inc. at December 31, 2001, and the combined and consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Kansas City, Missouri
March 8, 2002

COMPASS MINERALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(in millions, except share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2.6	$11.9
Receivables, less allowance for doubtful accounts of $2.1 million in 2003 and $1.6 million in 2002	117.4	94.5
Inventories	96.7	96.5
Other	3.7	0.7

Total current assets	220.4	203.6
Property, plant and equipment, net	262.0	263.4
Intangible assets – mineral interests and other, net	172.7	149.8
Other	34.9	27.2

Total assets	$690.0	$644.0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.8	$1.2
Accounts payable	72.6	62.3
Accrued expenses	13.3	8.9
Accrued interest	12.5	12.6
Accrued salaries and wages	13.5	12.6
Income taxes payable	—	4.8

Total current liabilities	112.7	102.4
Long-term debt, net of current portion	419.4	436.4
Deferred income taxes	77.7	83.5
Other noncurrent liabilities	36.4	41.4
Stockholder’s equity (deficit):
Common Stock:
$0.01 par value, authorized shares— 1,000 shares authorized, issued and outstanding	—	—
Additional paid in capital	341.9	349.5
Accumulated deficit	(323.6)	(369.3)
Accumulated other comprehensive income	25.5	0.1

Total stockholder’s equity (deficit)	43.8	(19.7)

Total liabilities and stockholder’s equity (deficit)	$690.0	$644.0

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
(in millions)

	2003	2002	2001
Sales	$600.6	$502.6	$523.2
Cost of sales - shipping and handling	165.3	137.5	143.2
Cost of sales – products	288.3	239.2	257.0

Gross profit	147.0	125.9	123.0
Selling, general and administrative expenses	48.6	40.5	38.9
Restructuring and other charges	—	7.7	27.0

Operating earnings	98.4	77.7	57.1
Other (income) expense:
Interest expense	39.1	41.3	14.3
Other, net	5.6	4.9	(3.1)

Income before income taxes	53.7	31.5	45.9
Income tax expense	8.0	11.8	26.8

Net income	$45.7	$19.7	$19.1

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
For the years ended December 31, 2003, 2002 and 2001
(in millions)

				Accumulated
		Additional		Other
	Common	Paid In	Accumulated	Comprehensive
	Stock	Capital	Excess (Deficit)	Income (Loss)	Total
Balance, December 31, 2000	—	944.7	(657.3)	1.1	288.5
Comprehensive income:
Net income			36.0		36.0
Cumulative translation adjustments				(3.2)	(3.2)

Comprehensive income					32.8
Capital contribution from IMC		82.0			82.0
Dividend to IMC and affiliates			(71.1)		(71.1)

Balance, November 27, 2001	$—	$1,026.7	$(692.4)	$(2.1)	$332.2

Balance, November 28, 2001	$—	$—	$—	$—	$—
Contribution of IMCI net assets to CMG		332.2			332.2
Dividend to IMC			(372.1)		(372.1)
Comprehensive loss:
Net loss			(16.9)		(16.9)
Unfunded pension losses, net of tax				(5.4)	(5.4)
Cumulative translation adjustments				3.0	3.0

Comprehensive loss					(19.3)
Capital contribution		1.4			1.4

Balance, December 31, 2001	—	333.6	(389.0)	(2.4)	(57.8)
Comprehensive income:
Net income			19.7		19.7
Unfunded pension losses, net of tax				(6.5)	(6.5)
Unrealized gain on cash flow hedges, net of tax				0.1	0.1
Cumulative translation adjustments				8.9	8.9

Comprehensive income					22.2
Capital contributions		15.9			15.9

Balance, December 31, 2002	$—	$349.5	$(369.3)	$0.1	$(19.7)
Dividends declared to CMI		(21.7)			(21.7)
Comprehensive income:
Net income			45.7		45.7
Unfunded pension adjustment, net of tax				4.9	4.9
Unrealized gain on cash flow hedges, net of tax				0.7	0.7
Cumulative translation adjustments				19.8	19.8

Comprehensive income					71.1
Capital contributions		14.1			14.1

Balance, December 31, 2003	$—	$341.9	$(323.6)	$25.5	$43.8

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
(in millions)

	2003	2002	2001
Cash flows from operating activities:
Net income	$45.7	$19.7	$19.1
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	42.1	37.1	32.6
Finance fee amortization	1.6	1.9	0.2
Loss/(gain) on early extinguishment of long-term debt	—	5.3	—
Restructuring charge and other charges, net of cash	—	1.1	1.4
Deferred income taxes	—	(1.5)	8.2
Loss on disposal of property, plant and equipment	0.3	0.2	0.2
Changes in operating assets and liabilities:
Receivables	(18.5)	(5.9)	36.3
Inventories	4.3	3.8	(20.9)
Other assets	(4.0)	0.6	1.8
Accounts payable and accrued expenses	(0.8)	14.5	3.8
Due to IMC and affiliates	—	—	32.1
Other noncurrent liabilities	0.3	5.4	(2.3)

Net cash provided by operating activities	71.0	82.2	112.5

Cash flows from investing activities:
Capital expenditures	(20.6)	(19.5)	(43.0)
Proceeds from sales of property, plant and equipment	0.1	0.6	0.2
Acquisition of intangible assets	(24.8)	—	—
Other	(0.3)	(0.2)	(0.8)

Net cash used in investing activities	(45.6)	(19.1)	(43.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	78.4	475.0
Principal payments on long-term debt, including capital leases	(31.1)	(115.9)	(66.3)
Revolver activity	14.0	(39.8)	35.4
Advances to CMI, net	(8.2)	(2.2)	—
Payments from (to) IMC and affiliates, net	—	—	(81.1)
Dividend to IMC and affiliates	—	—	(398.8)
Dividends paid	(21.7)	—	—
Deferred financing costs	—	(3.9)	(18.0)
Capital contributions	8.8	12.8	—
Other	—	1.0	—

Net cash used in financing activities	(38.2)	(69.6)	(53.8)
Effect of exchange rate changes on cash and cash equivalents	3.5	2.5	0.5

Net increase (decrease) in cash and cash equivalents	(9.3)	(4.0)	15.6
Cash and cash equivalents, beginning of year	11.9	15.9	0.3

Cash and cash equivalents, end of year	$2.6	$11.9	$15.9

Supplemental cash flow information:
Interest paid excluding capitalized interest	$36.9	$29.4	$15.4
Income taxes paid, net of refunds and indemnification	8.4	10.4	14.8
Supplemental disclosure of noncash activities:
Dividends to IMC and affiliates	$—	$—	$44.5
Capital contributions from IMC and affiliates	—	—	82.0

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Formation and Basis of Presentation:

     Compass Minerals Group, Inc. (“CMG”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMG serves a variety of markets, including agriculture, food processing, chemical processing, water conditioning and highway deicing. The combined and consolidated financial statements include the accounts of CMG, formerly IMC Inorganic Chemicals Inc. (“IMCI”), and the combined and consolidated results of CMG’s wholly owned subsidiaries. CMG’s primary subsidiaries include those entities listed below (collectively, the “Company”).

•	NAMSCO Inc. (“NAMSCO”) and subsidiaries

•	North American Salt Company (“NASC”)

•	Carey Salt Company

•	Sifto Canada Inc. (“Sifto”)

•	GSL Corporation and subsidiary (“GSL”)

•	Great Salt Lake Minerals Corporation

•	Compass Minerals (Europe) Limited (“CMGE”) and subsidiaries

•	Compass Minerals (UK) Limited

•	Salt Union Limited U.K. (“SUL”) and subsidiaries

     CMG has been a wholly owned subsidiary of Compass Minerals International, Inc. (“CMI”) since CMI’s acquisition of the Company on November 28, 2001. CMG was a wholly owned subsidiary of IMC Global Inc. (“IMC”) since IMC’s acquisition of IMCI on April 1, 1998. Those subsidiaries of IMCI as listed above (prior to the Recapitalization described below) and other immaterial subsidiaries have been included in the combined financial statements for periods prior to the Recapitalization.

     As part of the recapitalization transaction described below, IMC Potash Corporation was reincorporated as Salt Holdings Corporation, which is now known as Compass Minerals International, Inc. At November 28, 2001, IMC contributed the net assets of CMG to CMI.

     On November 28, 2001, Apollo Management V, L.P. (“Apollo”), through its subsidiary YBR Holdings LLC (“YBR Holdings”), acquired control of CMI from IMC pursuant to a recapitalization transaction (“Recapitalization”) with assets and liabilities of CMG retaining their historical value. The excess of the purchase price over the net assets acquired was recorded in Stockholders’ Equity of CMI. Immediately following the Recapitalization, on a fully-diluted basis for management options and stock issuable under CMI’s stock option plan, Apollo, co-investors and management owned approximately 81% of the outstanding common stock of CMI and IMC owned approximately 19% of the outstanding common stock of CMI.

     On November 5, 2003, the CMI’s board of directors approved the initial public offering of the CMI common stock. In connection with the offering, CMI changed its name from Salt Holdings Corporation to Compass Minerals International, Inc. The shares were sold by stockholders of CMI and the Company did not receive any proceeds from the sale of the shares. Apollo and IMC Global each sold portions of their holdings of CMI common stock, which reduced the ownership, on a fully diluted basis, of Apollo and Apollo co-investors, management, and IMC to approximately 35%, 11% and 2%, respectively.

     These combined and consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the subsidiaries that were included in the Recapitalization.

     Prior to the Recapitalization, sales in the accompanying 2001 combined and consolidated statement of operations represent sales directly attributable to the Company. Costs and expenses in the accompanying 2001 combined and consolidated statement of operations represent direct costs and expenses related to the Company. In addition, the 2001 combined and consolidated statement of operations includes the estimated cost of all services provided by IMC and its subsidiaries to the Company through November 27, 2001, which had previously not been directly allocated to the Company. All of the allocations and estimates in the 2001 combined and consolidated statement of operations are based on assumptions that Company management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Company had been operated as a separate entity.

2. Summary of Significant Accounting Policies:

a. Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the amounts reported in the combined and consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

c. Foreign Currency Translation: Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the average rates of exchange for the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss). Exchange gains and losses from transactions denominated in a currency other than a company’s functional currency are included in income.

d. Revenue Recognition: The Company sells mineral products, primarily salt and SOP. Revenue is recognized by the Company at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include shipping and handling costs which are expensed when the related product is sold.

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

f. Inventories: Inventories are stated at the lower of cost or market. Finished goods costs are determined by the average cost method. Raw materials and supply costs are determined by either the first-in, first-out (“FIFO”) or the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of our mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt and SOP products readily available for sale. All costs associated with the production of salt and SOP at our producing locations are captured as inventory costs. Additionally, since our products are often stored at third-party warehousing locations, we include in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

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

     Asset classes or groups are depreciated or amortized on a straight-line basis over the following estimated useful lives:

Land improvements	5 to 25 years
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 25 years
Furniture and fixtures	3 to 10 years
Mineral properties	20 to 30 years

     To review for possible impairments, the Company uses methodology prescribed in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Once an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

h. Mineral Interests: Mineral interests include probable mineral reserves. The Company leases mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Pursuant to SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), mineral interests associated with other than owned properties are classified as intangible assets. Probable mineral reserves are amortized on a units-of-production basis over the respective estimated mine lives not to exceed 99 years. The weighted average amortization period for probable mineral reserves is 93 years as of December 31, 2003. The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements, as it has in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, and therefore, believes that the assigned lives are appropriate.

i. Other Intangible Assets: The Company follows the rules on accounting for intangible assets as set forth in SFAS No. 142. Under these rules, intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets are amortized over their estimated useful lives that range from 5 to 25 years.

j. Other Noncurrent Assets: Other noncurrent assets include deferred financing costs of $16.3 million and $14.5 million net of accumulated amortization of $3.6 million and $1.9 million as of December 31, 2003 and 2002, respectively. Deferred financing costs are being amortized on a straight-line basis over the terms of the debt to which the costs relate and the related amortization is recorded as interest expense.

k. Income Taxes: The Company’s U.S. subsidiaries participated in the consolidated federal income tax return of IMC for periods owned by IMC. The foreign subsidiaries file separate-company returns in their respective jurisdictions. For financial reporting purposes, while owned by IMC, the Company computed a provision for income taxes on a stand alone basis. The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

l. Environmental Costs: Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into account reimbursement by third parties. The Company does not accrue liabilities for unasserted claims that are not probable of assertion and the Company does not provide for environmental clean-up costs, if any, at the end of the useful lives of its facilities, since it is not practical to estimate such costs due to the long lives of the Company’s mineral deposits. The Company’s environmental accrual was $2.3 million and $2.0 million as of December 31, 2003 and 2002, respectively.

m. Asset Retirement Obligations: The Company adopted SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” on January 1, 2003. The Company recognizes and measures obligations related to the retirement of tangible long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of the long-lived asset. The legal obligation associated with the retirement of a tangible long-lived asset is recognized at fair value as a liability when incurred and the cost is capitalized by increasing the carrying amount of the related long-lived asset. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

n. Stock Options: CMI has a stock option plan that was adopted on November 28, 2001 for employees and officers of CMG and directors of CMG and CMI (see Note 14, Stock Options). Prior to the fourth quarter of 2003, the Company accounted for its stock-based employee compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,“and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001, as all stock options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, all options granted or modified after January 1, 2003 are accounted for under the fair value method retroactively effective as of January 1, 2003.

     Awards to the Company’s directors vest immediately. Awards to employees under the plan vest over periods ranging from one to eight years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No.123, December 1994.

     The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards for the years ended December 31 (in millions, except for share data):

	2003	2002	2001
Net income, as reported	$45.7	$19.7	$19.1
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.2	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.3)	—

Pro forma net income	$45.7	$19.4	$19.1

     The following table sets forth information about the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants for the years ended December 31:

	2003	2002	2001
Fair value of options granted	$10.98	$2.11	$2.01
Expected lives (years)	7.8	7.8	8.0
Expected volatility*	—	—	—
Dividend yield	—	—	—
Risk-free interest rates	3.4%	4.9%	4.3%

*	Under the minimum value method, volatility was excluded.

o. Derivatives: The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. SFAS No. 133 further requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the market value of its financial instruments. Prior to the fourth quarter of 2002, the Company historically entered into natural gas supply agreements to minimize natural gas pricing risks, but not for trading purposes. These supply agreements did not meet the definition of a derivative instrument under the provisions of SFAS No. 133.

     In the fourth quarter of 2002, the Company adopted a policy of hedging natural gas prices through the use of swap agreements in order to protect against commodity price fluctuations. All of these derivative instruments held by the Company as of December 31, 2003 and 2002 qualify as cash flow hedges. The Company does not engage in trading activities with these financial instruments.

p. Concentration of Credit Risk: The Company sells its salt products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern United States, and throughout Canada and the United Kingdom. The Company’s potash products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2003, or for more than 10% of accounts receivable at December 31, 2003 or 2002.

q. Recent Accounting Pronouncements: In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 in the first quarter of 2003 as the provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”) which supercedes FIN 46. FIN 46(R) is effective for all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46(R) will be applicable to all non-SPEs created prior to February 1, 2003 by public entities at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has determined that it has no SPEs. The Company is in the process of reviewing the applicability of FIN 46(R) to entities other than SPEs, but does not expect the adoption to have a material effect on its consolidated statements.

r. Reclassifications: Certain reclassifications were made to prior-year amounts in order to conform with the current year’s presentation.

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

2001

     In connection with the Recapitalization, the Company expensed certain costs totaling $27.0 million which consist of transaction and transition costs. The transaction costs were directly related to the acquisition and consisted primarily of outside professional services. Below is a more detailed description of such costs:

(1)	$20.1 million of transaction costs related to activities associated with the sale and Recapitalization, including approximately $6.4 million in legal fees and other fees, and $13.7 million in financial services and advice.

(2)	$6.9 million of transition costs, the majority of which related to retention, recruiting, systems design and migration and other activities and charges related to separating CMG from IMC, as well as charges for legal costs and other asset write-offs associated with CMG’s new strategic direction.

4. Inventories:

     Inventories consist of the following at December 31 (in millions):

	2003	2002
Finished goods	$84.1	$83.5
Raw materials and supplies	12.6	13.0

	$96.7	$96.5

     Certain inventories of approximately $7.7 million and $7.5 million at December 31, 2003 and 2002, respectively, that will be utilized with respect to long-lived assets have been classified in the consolidated balance sheets as other noncurrent assets.

5. Property, Plant and Equipment:

     Property, plant and equipment consists of the following at December 31 (in millions):

	2003	2002
Land and buildings	$135.9	$128.4
Machinery and equipment	408.3	375.7
Furniture and fixtures	9.6	9.9
Mineral properties and rights	20.3	18.2
Construction in progress	6.5	13.5

	580.6	545.7
Less accumulated depreciation	318.6	282.3

	$262.0	$263.4

6. Mineral Interests and Other Intangible Assets:

     Mineral interests include probable mineral reserves. The Company leases mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s mineral interests are subject to amortization.

     In June 2003, the Company purchased, for $24.8 million, intangible assets related to IMC’s SOP marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at IMC’s Carlsbad, New Mexico facility (see Note 11, Related Party Transactions). In accordance with SFAS No. 142, the Company allocated the purchase price to these intangible assets based on their estimated fair values. The Company allocated approximately $0.5 million to a long-term customer contract and the remaining $24.3 million to the rights to produce SOP at IMC’s Carlsbad facility. The long-term sales contract terminates at the end of 2008 and will be amortized over its remaining life on a straight-line basis. The life over which the rights to produce SOP at IMC’s facility will be amortized on a straight-line basis estimated at 25 years. Neither asset has a residual value.

     The aggregate amortization of mineral interests and other intangible assets for the years ended December 31, 2003, 2002 and 2001 was $1.9 million, $1.3 million $1.4 million, respectively. Estimated amortization expense for fiscal 2004 through fiscal 2008 is approximately $2.9 million, annually.

     Mineral interests and other intangible assets consist of the following at December 31 (in millions):

	2003			2002
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Probable mineral reserves	$158.6	$10.6	$148.0	$158.6	$8.8	$149.8
SOP long-term customer contract	0.5	—	0.5	—	—	—
Other SOP intangible asset	24.3	0.1	24.2	—	—	—

	183.4	10.7	172.7	158.6	8.8	149.8

7. Income Taxes:

     As discussed in Note 2, the Company’s income tax provision and related assets and liabilities have been computed on a stand-alone basis for the periods owned by IMC, without regard to actual liabilities and benefits related to consolidated tax return filings by IMC. The schedule of deferred tax assets and liabilities below reflects assets related to net operating loss carryforwards and alternative minimum tax credits, net of the necessary reserves, on a historical basis based upon the Recapitalization and related transfer of certain tax assets to the Company.

     The following table summarizes the income tax provision of the Company for the years ended December 31 (in millions):

	2003	2002	2001
Current:
Federal	$0.6	$—	$5.9
State	0.2	1.3	0.8
Foreign	7.2	12.0	11.9

Total current	8.0	13.3	18.6

Deferred:
Federal	(0.1)	(2.8)	5.3
State	(3.2)	(0.4)	0.8
Foreign	3.3	1.7	2.1

Total deferred	—	(1.5)	8.2

Total provision for income taxes	$8.0	11.8	26.8

     The following table summarizes components of income before taxes and the effects of significant adjustments to tax computed at the federal statutory rate for the years ended December 31 (in millions):

	2003	2002	2001
Domestic income	$33.4	$9.6	$22.2
Foreign income	20.3	21.9	23.7

Income before income taxes	$53.7	$31.5	$45.9

Computed tax at the federal statutory rate of 35%	$18.8	$11.0	$16.1
Foreign income, mining, and withholding taxes	3.5	6.0	3.0
Foreign exchange gain	—	—	2.6
Percentage depletion in excess of basis	(5.1)	(1.9)	(2.9)
State income taxes, net of federal income tax benefit	(3.2)	0.6	1.1
Restructuring and other charges	—	—	6.8
Valuation allowance on alternative minimum tax credit carryforward	0.6	—	—
Net operating loss carryforward benefit	(7.0)	(3.4)	—
Other	0.4	(0.5)	0.1

Income tax expense (benefit)	$8.0	$11.8	$26.8

Effective tax rate	15%	37%	58%

     The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the United States. No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2003, 2002 and 2001. Total undistributed earnings on which no U.S. federal income tax has been provided were $94.1 million at December 31, 2003. If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.

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

	2003	2002
Deferred tax liabilities:
Property, plant and equipment	$90.5	$99.2

Total deferred tax liabilities	90.5	99.2
Deferred tax assets:
Net operating loss carryforwards	31.5	38.5
Alternative minimum tax credit carryforwards	3.0	2.4
Other assets	12.8	15.7

Subtotal	47.3	56.6
Valuation allowance	(34.5)	(40.9)

Total deferred tax assets	12.8	15.7

Net deferred tax liabilities	$77.7	$83.5

     SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2003 and 2002, the Company had a valuation allowance relating to such items of $34.5 million and $40.9 million, respectively.

     At December 31, 2003, the Company has net operating loss carryforwards of approximately $85.7 million. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. The Company has previously incurred three ownership changes placing annual limitations on the amount of each loss carryforward utilization. If not utilized, these carryforwards expire between 2006 and 2022. The Company also has a U.S. federal alternative minimum tax credit carryforward at December 31, 2003 of approximately $3.0 million. This credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability subject to certain separate company limitations. The alternative minimum tax credit has been fully offset by a valuation allowance since the Company does not foresee utilization of these credits.

     We intend to maintain this valuation allowance against the aforementioned deferred tax assets until sufficient positive evidence exists to support reversal of all or a portion of the valuation allowance. The ultimate recovery of the deferred tax assets is largely dependent upon the availability of an adequate level of domestic taxable income.

     In the third quarter of 2003, in accordance with the merger agreement related to the Recapitalization, IMC indemnified the Company for approximately $14.1 million for income taxes related to periods prior to the Recapitalization. The Company had previously recognized income tax expense for these items. The Company recorded the indemnification as a reduction to income taxes provided for in prior years and an increase to additional paid in capital. The Company received $8.8 million from IMC during the third quarter and used the cash to pay income taxes for periods prior to Recapitalization.

8. Long-term Debt:

     In November 2001, the Company issued $250 million aggregate principal amount of 10% Senior Subordinated Notes due August 15, 2011 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933. The proceeds from the issuance of the Notes were used to finance the Recapitalization and certain related costs. Interest on the Notes is payable semi-annually in cash on each February 15 and August 15. The Notes may be redeemed in whole or in part from time to time, on or after August 15, 2006, at specified redemption prices. The Company’s domestic restricted subsidiaries as of the issue date are the guarantors of the Notes, with restricted net assets of $341.1 million at December 31, 2003.

     On November 28, 2001, the Company entered into a $360 million credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility allowed for an eight-year $225 million term loan (the “Term Loan”). The Term Loan was fully drawn as of closing and used to finance the Recapitalization and certain related costs. In addition, the Credit Facility also provides a six and one-half year, $135 million revolving credit facility, $30 million of which may be drawn in Canadian dollars and $10 million of which may be drawn in British pounds sterling. Additionally, the revolving credit facility includes a sub-limit for letters of credit in an amount not to exceed $50 million.

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

     The Company had outstanding letters of credit of $9.4 million as of December 31, 2003. For each drawn letter of credit, the Company is required to pay a per annum participation fee ranging from 2.75% to 3.50%, depending on the Company’s leverage ratio, plus other administrative charges. Additionally, the Company will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on the Company’s leverage ratio, and is payable quarterly on the available portion of the revolving credit facility. As of December 31, 2003, additional borrowings of up to $111.6 million under the revolving credit facility were available for working capital and general corporate purposes, subject to certain conditions.

     The Term Loan requires quarterly principal reductions. Also, the Company may be required to make mandatory additional principal reductions, based on the Company’s excess cash flow and certain other events as described in the Credit Facility. No mandatory additional principal reductions were required in 2003.

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

     The Credit Facility is principally secured by all existing and future assets of the Company, and requires the Company to maintain certain minimum financial covenants including minimum interest coverage ratio, a maximum total leverage ratio, and a maximum level of capital expenditures. The Credit Facility and the indentures governing the Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies. As of December 31, 2003, the Company was in compliance with each of its covenants.

     On May 5, 2003, the Company amended the Credit Facility to allow CMI to pay a dividend to be funded with either cash on hand or with borrowings under the amended and restated senior revolving credit facility. Additionally, the amendment permits CMI to repurchase certain securities (other than the Notes) not held by Apollo or management.

     On May 22, 2003, CMI issued $179.6 million in aggregate principal amount at maturity of subordinated discount notes in a private placement under Rule 144A and Regulation S of the Securities Act. The proceeds from the sale of the subordinated discount notes were distributed to CMI’s stockholders in the form of common stock dividends. In connection with the offering of CMI’s subordinated discount notes, the Company amended its senior credit facilities in order to permit the distribution of the proceeds from the offering of CMI’s subordinated discount notes to CMI stockholders.

     On November 17, 2003, the Company further amended the Credit Facilities to allow CMI to pay future dividends funded with either cash on hand or with borrowings under the amended and restated senior revolving credit facility.

     Third-party long-term debt consists of the following at December 31 (in millions) (The notes are listed in order of subordination with all notes subordinate to the Credit Facility borrowings):

	2003	2002
Senior Subordinated Notes	$325.0	$325.0
Term Loan	78.3	109.3
Revolving Credit Facility	14.0	—
Other, including capital lease obligations	—	0.1

	417.3	434.4
Plus premium on Senior Subordinated Notes, net	2.9	3.2
Less current portion	(0.8)	(1.2)

	$419.4	$436.4

     Future minimum maturities of long-term debt for the years ending December 31, are as follows (in millions):

2004	$0.8
2005	0.8
2006	0.8
2007	0.8
2008	14.8
Thereafter.	399.3

$417.3

     As of December 31, 2003, the estimated fair value of the notes, based on available trading information, was $364.0 million, and the estimated fair value of amounts outstanding under the Credit Facility approximated book value.

9. Pension Plans and Other Benefits:

     The Company has two defined benefit pension plans for certain of its U.K. and U.S. employees. Benefits of the U.K. plan are based on a combination of years of service and compensation levels. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.

     The Company’s pension plan assets are managed by external investment managers. The Company’s investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities. Policy requires that equity securities comprise approximately 75% of the total portfolio, and that approximately 25% be invested in debt securities. The Company’s weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets
	at December 31,
Asset Category	2003	2002
Cash and cash equivalents	1%	1%
Equity Securities	76	78
Debt Securities	23	21

Total	100%	100%

     The Company makes actuarial assumptions that it believes are reasonable. Those assumptions for the year ended December 31, 2003 include a discount rate of 5.25%, expected return on plan assets of 6.25%, and rate of compensation increase of 2.75%. Those assumptions for the years ended December 31, 2002 and 2001 include a discount rate of 5.5%, expected return on plan assets of 6.5%, and rate of compensation increase of 3.5%.

     The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category. The Company assumed that 75% of its portfolio would be invested in equity securities, with the remainder invested in debt securities.

     The Company made contributions to the plans of approximately $1.5 million, $1.1 million and $0.8 million in the years ended December 31, 2003, 2002 and 2001, respectively.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Future
Expected
Benefit
Calendar Year	Payments
2004	$1.6
2005	1.5
2006	1.3
2007	1.4
2008	1.4
2009 - 2013	8.5

     The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans, based on a November 30 measurement date for 2003 and a September 30 measurement date for 2002, as of December 31 (in millions):

	2003	2002
Change in benefit obligation:
Benefit obligation as of January 1	$56.2	$44.4
Service cost	1.4	1.2
Interest cost	2.9	2.6
Transfer in from IMC	—	2.2
Actuarial (gain) loss	(3.3)	1.6
Benefits paid	(1.4)	(1.1)
Currency fluctuation adjustment	5.9	5.2
Other	0.1	0.1

Benefit obligation as of December 31	$61.8	$56.2

Change in plan assets:
Fair value as of January 1	$35.0	$34.2
Actual return	6.4	(4.7)
Company contributions	1.5	1.1
Transfer in from IMC	—	2.3
Currency fluctuation adjustment	4.4	3.1
Benefits paid	(1.4)	(1.1)
Other	0.1	0.1

Fair value as of December 31	$46.0	$35.0

Funded status of the plans	$(15.8)	$(21.2)
Unrecognized net (gain) loss	13.6	20.5
Unrecognized transition liability	0.4	0.4

Net amount recognized	$(1.8)	$(0.3)

Amounts recognized in the balance sheet:
Prepaid (accrued) benefit cost	$(0.2)	$(0.3)
Accrued benefit liability	(12.0)	(17.4)
Other noncurrent assets	0.4	0.4
Accumulated other comprehensive loss	10.0	17.0

Net amount recognized	$(1.8)	$(0.3)

     The accumulated benefit obligations for the defined benefit pension plans with accumulated benefit obligations in excess of the plans’ assets were $58.1 million and $52.7 million, as of December 31, 2003 and 2002, respectively.

     The components of net pension expense were as follows for the years ended December 31 (in millions):

	2003	2002	2001
Service cost for benefits earned during the year	$1.4	$1.2	$1.1
Interest cost on projected benefit obligation	2.9	2.6	2.3
Return on plan assets	(2.2)	(2.4)	(3.0)
Net amortization and deferral	1.1	0.5	0.1

Net pension expense	$3.2	$1.9	$0.5

     The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance. Expense attributable to these Savings Plans was $4.1 million, $3.3 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

10. Commitments and Contingencies:

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

     Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2003, are as follows (in millions):

Operating
Calendar Year	Leases
2004	$6.2
2005	4.5
2006	3.4
2007	3.0
2008	1.8
Thereafter	7.8

$26.7

     Rental expense, net of sublease income, was $8.2 million, $8.1 million and $7.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses. Royalty expense related to these leases was $5.8 million, $4.5 million and $5.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2003, the Company has had no material penalties related to these sales contracts. At December 31, 2003, the Company had approximately $15.3 million of outstanding performance bonds.

     Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, steam, other raw materials and services from third parties under existing contracts, extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company’s future minimum long-term purchase commitments are approximately $8.7 million annually from 2004 to 2008 and approximately $20.7 million in total, thereafter.

     Environmental Matters: At December 31, 2003 and 2002, the Company has recorded accruals of $2.3 million and $2.0 million, respectively, for estimated future costs associated with existing environmental exposures at certain of its facilities. The Company estimates that a significant portion of these accruals will be used over the next five years.

     Purchase Agreement: During 2002, the Company amended an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility in Tennessee. The Company has received a one-time cash payment of $8.0 million related to the amendment. In 2002, the Company recognized $0.6 million as a net reduction to cost of sales in the Consolidated Statement of Operations resulting from recognition of a ratable portion of the cash received and the sale of certain assets. In 2003, the Company recognized another ratable portion, $0.9 million, as a net reduction to cost of sales. Approximately $5.4 million of the original one-time cash payment remains to be recognized over the remaining life of the amended agreement, terminating December 2010, as certain conditions are met by the Company and the supplier. Alternatively, the Company may elect to resume purchasing salt from the supplier’s facility. In that event, the Company would repay a ratable portion of the cash received.

     Parent Company Obligations: In December 2002, certain holders of CMI’s series A redeemable preferred stock converted their preferred stock into subordinated discount debentures. CMI then issued $123.5 million in aggregate principal amount of senior discount notes in exchange for CMI subordinated discount debentures. No cash interest will accrue on the senior discount notes prior to December 15, 2007. The accreted value of each senior discount note will increase from the date of issuance until December 15, 2007 at a rate of 12 ¾% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on December 15, 2007. Cash interest will accrue on the senior discount notes at a rate of 12 ¾% per annum, beginning December 15, 2007. The first cash interest payment will be made on June 15, 2008. The accreted value of the senior discount notes was $75.7 million and $66.9 million at December 31, 2003 and 2002, respectively.

     On May 22, 2003, CMI issued $179.6 million in aggregate principal amount at maturity of subordinated discount notes in a private placement under Rule 144A and Regulation S of the Securities Act. No cash interest will accrue on the subordinated discount notes prior to June 1, 2008. The accreted value of each subordinated discount note will increase from the date of issuance until June 1, 2008 at a rate of 12% per annum, reflected in the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on June 1, 2008. Cash interest will accrue on the subordinated discount notes at a rate of 12% per annum, beginning June 1, 2008 through maturity. The proceeds from the sale of the subordinated discount notes were distributed to CMI stockholders. The accreted value of the subordinated discount notes at December 31, 2003 was $107.4 million.

     The senior discount notes and subordinated discount notes are not a part of our combined and consolidated statements. However, our operations are currently the main source of cash that is expected to service the senior discount notes, subordinated discount notes and any future dividends on CMI common stock.

11. Related Party Transactions:

     The following related party transactions are in addition to those disclosed elsewhere in the notes to the combined and consolidated financial statements.

     Transactions with IMC and its subsidiaries (“IMC affiliates”) and Apollo and its subsidiaries (“Apollo affiliates”) are considered related parties. The Company believes that all of the related party transactions approximate terms which would otherwise be negotiated by the Company with unrelated third parties.

     During the year ended December 31, 2002, CMI and IMC reached an agreement related to the settlement of certain provisions of the agreement to transfer controlling interest in CMG to CMI. As part of the settlement, CMG received approximately $13.0 million in cash. CMG recorded the proceeds as a capital contribution from CMI.

     The Company did not record any interest income or expense related to IMC affiliates for the years ended December 31, 2003 and 2002. For the year ended December 31, 2001, the Company recorded interest income and interest expense related to IMC affiliates of $2.9 million and $10.8 million, respectively.

     The Company did not record any sales to IMC affiliates for the years ended December 31, 2003 and 2002. The Company’s sales to IMC affiliates were $33.7 million for the year ended December 31, 2001. The Company recorded purchases from IMC affiliates of $25.6 million, $19.0 million and $16.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Until November 28, 2001, the Company sold potash to IMC affiliates who marketed, distributed and sold this product to the agriculture industry. The Company was not charged for these services and received a discounted price for the product sales. The Company estimates its sales and operating earnings for the year ended December 31, 2001 would have been $528.4 million and $60.3 million, respectively, had the Company provided its own sales and marketing resources and directly sold its potash product (unaudited).

     Subsequent to November 28, 2001, the Company entered into an agreement with IMC whereby the Company markets SOP produced by IMC at their New Mexico facility as an agent. The Company recognized approximately $0.7 million and $0.5 million in fees from IMC for the years ended December 31, 2003 and 2002, respectively.

     In June 2003, the Company purchased, for $24.5 million, intangible assets related to IMC’s SOP marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at IMC’s Carlsbad, New Mexico facility. The Company also incurred approximately $0.3 million of related transaction costs. As part of the transaction, the agreement under which the Company, as agent, markets SOP produced by IMC at their Carlsbad, New Mexico facility terminated on November 30, 2003. As of November 30, 2003, the Company had purchased approximately $3.9 million of SOP finished goods inventory from IMC.

     IMC has provided certain management services to the Company. The Company estimates the cost of these services to be $0.7 million for the year ended December 31, 2001. These costs have been included in the Company’s results for that period and have discontinued effective with the Recapitalization. Services provided by IMC included tax, treasury and cash management, risk management, information systems and certain employee benefit administration costs. These estimates are not necessarily indicative of future expenses of the Company or expenses that would have resulted if the Company had been operated as a separate entity.

     The Company subleases railcars from affiliates of IMC that are used by us to transport products. At December 31, 2003, the Company leased approximately 46 railcars with terms that expire on various dates throughout 2005 and with renewal options available on some railcars until 2014. The lease amounts expensed were $0.5 million, $0.8 million and $0.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

     In connection with the Recapitalization, the Company entered into a management agreement with Apollo. The agreement allows us and any of our affiliates to utilize Apollo’s expertise in areas such as financial transactions, acquisitions and other matters that relate to our business, administration and policies. Apollo will receive an annual fee of approximately $1.0 million for its management services and advice through 2011. During the years ended December 31, 2003, 2002 and 2001, the Company recorded management fee charges of $1.0 million, $0.9 million and $0.1 million, respectively, from Apollo. Additionally, during the year ended December 31, 2001, the Company recorded a $7.5 million charge to Apollo for transaction fees related to the Recapitalization.

     Upon completion of CMI’s initial public offering in December 2003, the Company amended the management consulting agreement with Apollo, whereby Apollo will have the right to terminate the amended management consulting agreement at any time upon prior written notice to the Company. Upon Apollo’s election to terminate the amended management consulting agreement, the Company will pay Apollo approximately $5.5 million, less any amounts paid under the annual fee from the date of the amended agreement, as a final payment for all services rendered under the agreement. Upon termination of the agreement by Apollo, any future obligations of Apollo under the agreement will effectively terminate. Such payment will be expensed as incurred.

     On September 29, 2003, the CMI Senior Executives’ Deferred Compensation Plan was terminated and the CMI capital stock held in the deferred compensation plan was subsequently distributed to the participants with no impact to the Company.

     In May and June 2003, the Company made dividend payments to CMI of $3.7 million and $18.0 million, respectively.

     Throughout 2003 and 2002, CMG advanced CMI cash to pay certain third party expenses. Advances totaling approximately $8.2 million were made during 2003 that primarily consisting of deferred financing costs related to the senior discount notes and subordinated discount notes issued by CMI, costs related to CMI’s initial public offering and costs related to the repurchase of CMI’s redeemable preferred stock. Advances totaling approximately $2.2 million were made during 2002 that primarily consisted of deferred financing costs related to the senior discount notes issued by CMI during 2002. At December 31, 2003 and 2002, CMG is due $10.4 million and $2.2 million, respectively, from CMI. This receivable is recorded in other noncurrent assets.

12. Commodity Derivative Instruments and Hedging Activities:

     During the fourth quarter of 2002, the Company adopted a policy of hedging natural gas prices through the use of swap agreements in order to protect against commodity price fluctuations. No derivative instruments existed prior to the fourth quarter of 2002. The Company does not engage in trading activities with these financial instruments.

     All derivative instruments held by the Company as of December 31, 2003 and 2002 qualify as cash flow hedges. The derivative instruments outstanding at December 31, 2003 had expiration dates extending into December 2005. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative designated as a hedge, if any, is immediately recognized in earnings. Hedge effectiveness is measured quarterly based on the change in relative fair value between the derivative contract and the hedged item over time. Hedge ineffectiveness had no significant impact on earnings for 2003 or 2002. We recognized increases in the net derivative asset and associated increases in accumulated other comprehensive income of approximately $1.1 and $0.1 million, at December 31, 2003 and 2002, respectively. The notional amounts of natural gas swap derivative contracts outstanding were $12.9 million and $1.5 million, at December 31, 2003 and 2002, respectively.

13. Operating Segments:

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

     Beginning in 2003, the Company no longer allocates corporate general and administrative costs incurred by CMI and CMG to its operating segments. For purposes of segment disclosure information, these costs are now classified in “Other.” The Company believes that this action will improve its ability to analyze its segment operating results. The annual periods presented below have been updated to conform to the Company’s 2003 manner of analyzing its operating segment results.

     Segment information as of and for the years ended December 31, is as follows (in millions):

2003	Salt	Potash	Other (c)	Total
Sales from external customers	$546.6	$54.0	$—	$600.6
Intersegment sales	—	9.4	(9.4)	—
Cost of sales – shipping and handling	156.6	8.7	—	165.3
Operating earnings (loss)	108.8	7.5	(17.9)	98.4
Depreciation, depletion and amortization	34.2	7.9	—	42.1
Total assets	522.6	141.5	25.9	690.0
Capital expenditures	17.7	2.9	—	20.6

2002	Salt	Potash	Other (d)	Total
Sales from external customers	$452.5	$50.1	$—	$502.6
Intersegment sales	—	8.9	(8.9)	—
Cost of sales – shipping and handling	130.2	7.3	—	137.5
Operating earnings (loss)(a)	95.1	4.8	(22.2)	77.7
Depreciation, depletion and amortization	29.2	7.9	—	37.1
Total assets	509.8	116.0	18.2	644.0
Capital expenditures	15.3	4.2	—	19.5

2001	Salt	Potash	Other (d)	Total
Sales from external customers	$485.0	$38.2	$—	$523.2
Intersegment sales	—	8.8	(8.8)	—
Cost of sales – shipping and handling	143.2	—	—	143.2
Operating earnings (loss)(b)	94.3	0.7	(37.9)	57.1
Depreciation, depletion and amortization	24.5	8.1	—	32.6
Total assets	514.2	120.9	20.5	655.6
Capital expenditures	38.5	4.5	—	43.0

(a)	Includes $7.7 million related to transition costs.

(b)	$27.0 million related to transaction and transition costs.

(c)	Other includes corporate entities and eliminations.

     Financial information relating to the Company’s operations by geographic area for the years ended December 31, is as follows (in millions):

Sales	2003	2002	2001
United States	$394.5	$345.2	$339.1
Canada	128.7	90.8	99.4
United Kingdom	68.2	60.0	79.4
Other	9.2	6.6	5.3

	$600.6	$502.6	$523.2

     Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2003	2002
United States	$273.1	$248.4
Canada	122.4	128.2
United Kingdom	74.1	63.8

	$469.6	$440.4

14. Stock Options:

     On November 28, 2001, CMI adopted a stock option plan pursuant to which options with respect to a total of 2,783,283 shares of CMI’s common stock are available for grant to employees of, consultants to, or directors of CMI or the Company. The board of directors of CMI administers the option plan. The right to grant options under the plan expires November 2011, the tenth anniversary of the closing date of the Recapitalization. Options granted under the plan are or will be either non-qualified or incentive stock options. Options are granted in amounts and at such times and to such eligible persons as determined by the board of directors of CMI.

     One-half of the options granted to employees will vest in varying amounts from one to four years depending on the terms of the individual option agreements. However, generally upon termination of a grantee’s employment within one year following the sale of the Company, all of the time vesting options allocated to such terminated employee shall vest immediately. The other one-half of the options granted to employees are performance options and vested upon completion of CMI’s initial public offering in December 2003. Options granted to members of the board of directors vest at the time of grant. Options expire on the thirtieth day immediately following the eighth anniversary of issuance.

     The weighted-average exercise price approximates the weighted-average grant-date fair value of options granted during 2002 and 2001. As a result of CMI’s initial public offering, the Company determined that certain stock option issuances made during 2003 were issued with exercise prices below the fair value. The weighted average fair value for options granted during 2003 was $10.98.

The table below has been adjusted to reflect the 4.982 for one stock split that occurred at CMI on December 11, 2003. The following is a summary of CMI’s stock option activity and related information for the following periods:

		Weighted-
	Number of	average
	options	Exercise price
Outstanding at December 31, 2001	617,043	$2.01
Granted	1,122,433	2.11
Exercised	—	—
Cancelled / Expired	—	—

Outstanding at December 31, 2002	1,739,476	2.08
Exercised	(23,053)	2.01
Cancelled / Expired	(6,592)	2.01

Outstanding at May 22, 2003	1,709,831	2.08
Outstanding at May 23, 2003 after the amendment to the option plan (a)	2,455,943	1.45
Granted	50,311	7.04
Exercised (b)	(246,458)	1.41
Cancelled / Expired	(42,832)	1.40

Outstanding at December 31, 2003	2,216,964	$1.58

(a)	In connection with CMI’s $100.0 million dividend payment on its common stock in May 2003, the number of CMI stock options and their exercise prices were adjusted to preserve the intrinsic value of the stock options that existed prior to the dividend. This was accomplished by decreasing the exercise price of outstanding options and increasing the number of outstanding options by a factor of 1.436 to one.

(b)	Exercised options include 6,077 shares of common stock that were issued from CMI treasury stock.

     The following table summarizes information about options outstanding and exercisable at December 31, 2003:

	Options outstanding			Options exercisable
		Weighted-
		average
		remaining	Weighted-		Weighted-
		contractual	average		average
Range of	Number	life	exercise	Number	exercise
exercise prices	outstanding	(years)	price	outstanding	price
$1.40	2,100,298	6.15	$1.40	1,618,787	$1.40
$1.41 - $2.60	6,377	6.58	$2.60	3,642	$2.60
$2.61 - $3.23	59,980	6.83	$3.23	57,273	$3.23
$3.24 - $5.17	12,942	7.58	$5.17	6,471	$5.17
$5.18 - $7.70	37,367	7.93	$7.70	37,367	$7.70

Totals	2,216,964	6.19	$1.58	1,723,540	$1.61

     Options exercisable at December 31, 2002 numbered 532,534. There were no options exercisable at December 31, 2001.

15. Other Comprehensive Income:

     The following tables provide additional detail related to amounts recorded in Other Comprehensive Income:

				Accumulated
	Unfunded	Unrealized	Foreign	Other
	Pension	gains on cash	currency	comprehensive
	Losses	flow hedges	Adjustments	income
Balance at December 31, 2000	$—	$—	$1.1	$1.1
January 1, 2001 – November 27, 2001 changes	—	—	(3.2)	(3.2)

Balance at November 27, 2001	$—	$—	$(2.1)	$(2.1)

Balance at November 28, 2001	$—	$—	$—	$—
November 28, 2001 - December 31, 2001 changes	(5.4)	—	3.0	(2.4)

Balance at December 31, 2001	(5.4)	—	3.0	(2.4)
2002 changes	(6.5)	0.1	8.9	2.5

Balance at December 31, 2002	(11.9)	0.1	11.9	0.1
2003 changes	4.9	0.7	19.8	25.4

Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5

		Tax
	Before tax	(expense)	Net-of-tax
For the year ended December 31, 2003:	amount	benefit	amount
Minimum pension liability adjustment	$7.0	$(2.1)	$4.9
Gas hedging adjustment	1.1	(0.4)	0.7
Foreign currency translation adjustment	19.8	—	19.8

Other comprehensive income	$27.9	$(2.5)	$25.4

16. Quarterly Results (Unaudited) (a) (in millions):

Quarter	First	Second	Third	Fourth	Year
2003
Sales	$212.7	$88.7	$97.1	$202.1	$600.6
Cost of sales – shipping and handling	64.1	21.1	24.1	56.0	165.3
Cost of sales – products	95.5	48.9	55.1	88.8	288.3
Gross profit	53.1	18.7	17.9	57.3	147.0
Operating earnings (loss)	41.5	7.2	6.7	43.0	98.4
Net income	26.9	(5.7)	(3.8)	28.3	45.7

Quarter	First	Second	Third	Fourth	Year
2002
Sales	$162.4	$82.3	$92.2	$165.7	$502.6
Cost of sales – shipping and handling	48.5	20.2	22.5	46.3	137.5
Cost of sales – products	74.3	45.7	53.3	65.9	239.2
Gross profit	39.6	16.4	16.4	53.5	125.9
Operating earnings (loss)(b)	27.5	4.5	3.5	42.2	77.7
Net income	11.7	(7.3)	(3.5)	18.8	19.7

(a)	See Notes to Combined and Consolidated Financial Statements for detail related to special charges.

(b)	Annual quarterly operating results include special charges of $7.7 million ($7.6 million after tax) related to transition costs associated with the Recapitalization.

17. Guarantor/Non-guarantor Condensed Combining and Consolidating Statements

     As discussed in Note 8, the Company issued a total of $325.0 million of 10% Senior Subordinated Notes due 2011. These notes were unsecured obligations of CMG, however, they were guaranteed on an unsecured basis by its domestic subsidiaries. The guarantee is full and unconditional.

     The following condensed combined and consolidated financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2003
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Cash and cash equivalent	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets – mineral interests and other, net	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	512.7	(512.7)	—
Other	7.9	14.3	12.7	—	34.9

Total assets	$374.7	$303.4	$524.6	$(512.7)	$690.0

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	46.3	10.4	—	111.9

Total current liabilities	55.2	46.3	11.2	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	100.8	2.4	10.9	—	114.1
Total stockholder’s equity	341.1	171.6	43.8	(512.7)	43.8

Total liabilities and common stockholder’s equity	$374.7	$303.4	$524.6	$(512.7)	$690.0

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2002
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Cash and cash equivalent	$6.5	$5.4	$—	$—	$11.9
Receivables, net	59.1	35.4	—	—	94.5
Inventories	65.7	30.8	—	—	96.5
Other current assets	0.2	0.5	—	—	0.7
Property, plant and equipment, net	66.7	196.7	—	—	263.4
Intangible assets – mineral interests and other, net	149.8	—	—	—	149.8
Investment in subsidiaries	—	—	375.4	(375.4)	—
Other	7.6	2.7	16.9	—	27.2

Total assets	$355.6	$271.5	$392.3	$(375.4)	$644.0

Current portion of long-term debt	$—	$0.1	$1.1	$—	$1.2
Other current liabilities	59.0	27.3	14.9	—	101.2

Total current liabilities	59.0	27.4	16.0	—	102.4
Long-term debt, net of current portion	—	—	436.4	—	436.4
Due to (from) affiliates	(70.8)	92.8	(22.0)	—	—
Other noncurrent liabilities	137.0	6.3	(18.4)	—	124.9
Total stockholder’s equity	230.4	145.0	(19.7)	(375.4)	(19.7)

Total liabilities and common stockholder’s equity	$355.6	$271.5	$392.3	$(375.4)	$644.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$383.7	$216.9	$—	$—	$600.6
Cost of sales – shipping and handling	118.7	46.6	—	—	165.3
Cost of sales – products	173.8	114.5	—	—	288.3

Gross profit	91.2	55.8	—	—	147.0
Selling, general and administrative expenses	26.7	21.9	—	—	48.6

Operating income	64.5	33.9	—	—	98.4
Interest expense	0.5	9.1	29.5	—	39.1
Other (income) expense	(1.2)	4.6	2.2	—	5.6
Earnings in equity of subsidiary	—	—	(55.9)	55.9	—

Income (loss) before income taxes	65.2	20.2	24.2	(55.9)	53.7
Income tax expense (benefit)	19.0	10.5	(21.5)	—	8.0

Net income (loss)	$46.2	$9.7	$45.7	$(55.9)	$45.7

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2002 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$334.1	$168.5	$—	$—	$502.6
Cost of sales – shipping and handling	99.6	37.9	—	—	137.5
Cost of sales – products	157.2	82.0	—	—	239.2

Gross profit	77.3	48.6	—	—	125.9
Selling, general and administrative expenses	24.1	16.5	(0.1)	—	40.5
Restructuring and other charges	4.6	1.4	1.7	—	7.7

Operating income (loss)	48.6	30.7	(1.6)	—	77.7
Interest expense	0.4	9.4	31.5	—	41.3
Other (income) expense	(0.3)	(0.1)	5.3	—	4.9
Earnings in equity of subsidiary	—	—	(39.6)	39.6	—

Income (loss) before income taxes	48.5	21.4	1.2	(39.6)	31.5
Income tax expense (benefit)	19.3	11.0	(18.5)	—	11.8

Net income (loss)	$29.2	$10.4	$19.7	$(39.6)	$19.7

CONDENSED COMBINING AND CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2001 (in millions)

		Non-			Combined and
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$342.8	$180.4	$—	$—	$523.2
Cost of sales – shipping and handling	100.9	42.3	—	—	143.2
Cost of sales – products	166.5	90.5	—	—	257.0

Gross profit	75.4	47.6	—	—	123.0
Selling, general and administrative expenses	22.0	16.8	0.1	—	38.9
Restructuring and other charges	3.7	0.1	23.2	—	27.0

Operating income (loss)	49.7	30.7	(23.3)	—	57.1
Interest expense	1.0	10.2	3.1	—	14.3
Other (income) expense	(2.5)	(0.9)	0.3	—	(3.1)
Earnings in equity of subsidiary	—	—	(41.7)	41.7	—

Income (loss) before income taxes	51.2	21.4	15.0	(41.7)	45.9
Income tax expense (benefit)	17.9	13.0	(4.1)	—	26.8

Net income (loss)	$33.3	$8.4	$19.1	$(41.7)	$19.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$79.4	$23.8	$(32.2)	$—	$71.0
Cash flows from investing:
Capital expenditure	(10.0)	(10.6)	—	—	(20.6)
Proceeds from sales of property, plant and equipment	—	0.1	—	—	0.1
Acquisition of intangible assets	(24.8)	—	—	—	(24.8)
Other	—	(0.3)	—	—	(0.3)

Net cash used in investing activities	(34.8)	(10.8)	—	—	(45.6)
Cash flows from financing:
Principal payments on other long-term debt, including capital leases	—	—	(31.1)	—	(31.1)
Revolver activity	—	—	14.0	—	14.0
Dividends paid	—	—	(21.7)	—	(21.7)
Advances to CMI, net	—	—	(8.2)	—	(8.2)
Payments (to) from Affiliates, net	(50.8)	(20.0)	70.8	—	—
Capital contribution from CMI	—	8.8	—	—	8.8

Net cash provided by (used in) Financing activities	(50.8)	(11.2)	23.8	—	(38.2)
Effect of exchange rate changes on cash	—	(4.9)	8.4	—	3.5

Net increase (decrease) in cash and cash equivalents	(6.2)	(3.1)	—	—	(9.3)
Cash and cash equivalents:
Beginning of year	6.5	5.4	—	—	11.9

End of year	$0.3	$2.3	$—	$—	$2.6

CONDENSED CONSOLIDATING STATEMENTS OF FLOWS
For the Year Ended December 31, 2002
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$78.8	$26.5	$(23.1)	$—	$82.2
Cash flows from investing:
Capital expenditure	(10.4)	(9.1)	—	—	(19.5)
Other	0.4	—	—	—	0.4

Net cash used in investing activities	(10.0)	(9.1)	—	—	(19.1)
Cash flows from financing:
Revolver activity	—	(10.8)	(29.0)	—	(39.8)
Issuance of long-term debt	—	—	78.4	—	78.4
Principal payments on other long-term debt, including capital leases	(0.1)	(0.1)	(115.7)	—	(115.9)
Advances to CMI, net	—	—	(2.2)	—	(2.2)
Payments (to) from Affiliates, net	(70.4)	(3.3)	73.7	—	—
Deferred financing costs	—	—	(3.9)		(3.9)
Capital contribution from CMI	—	—	12.8	—	12.8
Other	—	—	1.0	—	1.0

Net cash provided by (used in) Financing activities	(70.5)	(14.2)	15.1	—	(69.6)
Effect of exchange rate changes on cash	—	(5.5)	8.0	—	2.5

Net increase (decrease) in cash and cash equivalents	(1.7)	(2.3)	—	—	(4.0)
Cash and cash equivalents:
Beginning of year	8.2	7.7	—	—	15.9

End of year	$6.5	$5.4	$—	$—	$11.9

CONDENSED COMBINING AND CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2001
(in millions)

		Non-			Combined and
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$65.0	$66.2	$(18.7)	$—	$112.5
Cash flows from investing:
Capital expenditure	(22.8)	(20.2)	—	—	(43.0)
Proceeds from sales	—	0.2	—	—	0.2
Other	(0.8)	—	—	—	(0.8)

Net cash used in investing activities	(23.6)	(20.0)	—	—	(43.6)
Cash flows from financing:
Revolver activity	6.4	—	29.0	—	35.4
Issuance of long-term debt	—	—	475.0	—	475.0
Principal payments on other long-term debt, including capital leases	(0.8)	(65.5)	—	—	(66.3)
Borrowings from IMC Global and affiliates, net	(12.9)	27.0	(95.2)	—	(81.1)
Dividends paid	(26.7)	—	(372.1)	—	(398.8)
Deferred financing costs	—	—	(18.0)	—	(18.0)

Net cash provided by (used in) Financing activities	(34.0)	(38.5)	18.7	—	(53.8)

Effect of exchange rate changes on cash	(1.6)	2.1	—	—	0.5

Net increase (decrease) in cash and cash equivalents	5.8	9.8	—	—	15.6
Cash and cash equivalents:
Beginning of year	2.3	(2.0)	—	—	0.3

End of year	$8.1	$7.8	$—	$—	$15.9

18. Subsequent Event

     On February 9, 2004, CMI’s board of directors declared a quarterly cash dividend of $0.1875 per share, approximately $5.7 million, on its outstanding common stock. The dividend is payable on March 15, 2004 to stockholders of record as of the close of business on March 1, 2004. The Company’s operations are currently the main source of cash that is expected to service dividends declared on CMI’s common stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

Item 9A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of Compass Minerals Group, Inc. pursuant to Exchange Act Rule 13a-14. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in periodic SEC filings. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our independent auditors.

     There were no significant changes in our disclosure controls or in other factors that could significantl affect these controls subsequent to the date of the evaluation.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth the name, age and position of each person who is an executive officer or director of CMG on the date of this annual report.

Name	Age	Position
Michael E. Ducey	55	President, Chief Executive Officer and Director of CMG
Keith E. Clark	48	Vice President and General Manager, General Trade of CMG
David J. Goadby	49	Vice President of CMG and Managing Director, Salt Union
Rodney L. Underdown	37	Chief Financial Officer and Vice President of CMG
Steven Wolf	58	Vice President and General Manager, Highway Deicing and SOP of CMG
Joel A. Asen	53	Director of CMG
Bradley J. Bell	51	Director of CMG
Robert F. Clark	61	Director of CMG
Peter P. Copses	45	Director of CMG
Robert H. Falk	65	Director of CMG
Joshua J. Harris	39	Director of CMG
Scott M. Kleinman	31	Director of CMG
Douglas A. Pertz	49	Director of CMG
Heinn F. Tomfohrde, III	70	Director of CMG

     Michael E. Ducey was appointed the President and Chief Executive Officer of CMI in December 2002. Mr. Ducey joined CMG as the President and Chief Executive Officer on April 1, 2002. Prior to joining CMG, Mr. Ducey worked approximately 30 years for Borden Chemical, a diversified chemical company, in various positions including President and Chief Executive Officer (December 1999 to March 2002) and Executive Vice President and Chief Operation Officer (October 1997 to December 1999).

     Keith E. Clark has served as the Vice President and General Manager of CMG’s General trade business unit since August 1997, when North American Salt Company was still under the management of Harris Chemical Group. Prior to this position, Mr. Clark served as Vice President, Operations for North American Salt for two years, beginning in April 1995. Prior to his career at Harris Chemical Group, Mr. Clark held various operations positions at US Steel Corporation and General Chemical Inc., where he most recently served as the Operations Manager at General Chemical.

     David J. Goadby has served as the Vice President of CMG since November 2001 and as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since April 1994, when IMC Inorganic Chemicals, Inc. was still under the management of Harris Chemical Group. Prior to that position, Mr. Goadby served as the Commercial Manager of Salt Union Ltd. for two years. From 1984 until 1992, Mr. Goadby was employed with Imperial Chemical Industries plc in various production and distribution positions, where he most recently served as Business Manager Sulphur Chemicals.

     Rodney L. Underdown was appointed Chief Financial Officer of CMI in December 2002 and has served as a Vice President of CMI since November 2001. Mr. Underdown has served as the Chief Financial Officer and Vice President of CMG since November 2001. Prior to that he served as the Vice President, Finance of CMG’s salt division since June 1998 when the company was purchased by IMC Global. Mr. Underdown joined the Harris Chemical Group in September 1997, where he served as the Director of Corporate Reporting. Prior to his career at Harris Chemical Group, Mr. Underdown was employed with Arthur Andersen for nine years, where he most recently served as an Audit Manager.

     Steven Wolf has served as the Vice President and General Manager, Highway Deicing of CMG since 1994, when CMG, formerly known as IMC Inorganic Chemicals, Inc., was still under the management of Harris Chemical Group. Mr. Wolf joined Harris Chemical Group in 1991, assuming various management responsibilities. Prior to his career at Harris Chemical Group, Mr. Wolf was employed by Kerr McGee, where he served as a Senior Vice President. Mr. Wolf also became the General Manager, SOP of CMG in August 2003.

     Joel A. Asen has been a director of CMI since December 2003 and a director of CMG since November 2001. Mr. Asen has been the Managing Director of PLASE Capital Group LP, an affiliate of Apollo, since June 2003 and has served as the President of Asen Advisory since April 1992, which provides strategic and financial advisory services. He was Managing Director at Whitehead Sterling from 1991 to 1992, at Paine Webber, Inc. from 1990 to 1991 and at Drexel Burnham Lambert Incorporated from 1988 to 1990. From 1985 to 1988, he was a Senior Vice President at GAF Corporation. Prior to that time, Mr. Asen was a Manager of Business Development at GE and Manager of Marketing and Business Development at GECC. Mr. Asen is also a Director of Resolution Performance Products Inc. and Anchor Glass Container Corp.

     Bradley J. Bell has been a director of CMI since December 2003 and a director of CMG since November 2003. Mr. Bell has been Executive Vice President and Chief Financial Officer of Nalco Company since November 2003. From 1997 to 2003, Mr. Bell served as Senior Vice President and Chief Financial Officer of Rohm and Haas Company. Prior to that time, Mr. Bell served from 1987 to 1997 as Vice President and Treasurer of the Whirlpool Corporation, and from 1980 to 1987 as Vice President and Treasurer of the Bundy Corporation. Mr. Bell is also a Director and Chairman of the Audit Committee of IDEX Corporation.

     Robert F. Clark has been a director of CMI since December 2003 and a director of CMG since November 2001. Mr. Clark served as the President and Chief Executive Officer of CMG from November 2001 to April 2002.

From April 1999 to November 2001, Mr. Clark served as Senior Vice President of IMC Global and President of IMC Salt, Inc. since joining IMC Global in April 1998 as a result of the acquisition of Harris Chemical Group. From 1993 to 1998, Mr. Clark served as President of Great Salt Lake Minerals, a division of Harris Chemical Group.

     Peter P. Copses has been a director of CMI since December 2003 and a director of CMG since November 2001. Mr. Copses is a founding Senior Partner at Apollo where he has worked since September 1990. From 1986 to 1990, Mr. Copses was initially an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin & Jenrette Securities Corporation, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses is also a Director of Rent-A-Center, Inc., Zale Corporation and Resolution Performance Products Inc.

     Robert H. Falk has been a director of CMI and CMG since November 2001. Mr. Falk is a Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1992. Prior to 1992, Mr. Falk was a Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Falk is a Director of Newiesy Gmbh.

     Joshua J. Harris has been a director of CMI and CMG since November 2001. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a Director of Breuners Home Furnishings Corporation, Pacer International, Inc., Quality Distribution Inc., Resolution Performance Products Inc. and Nalco Company.

     Scott M. Kleinman has been a director of CMI and CMG since November 2001. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a Director of Resolution Performance Products Inc.

     Douglas A. Pertz has been a director of CMI since December 2003 and a director of CMG since November 2001. Mr. Pertz has been Chairman and Chief Executive Officer of IMC Global since March 2002. From October 2000 to March 2002, Mr. Pertz served as Chairman, President and Chief Executive Officer of IMC Global, and from October 1999 to October 2000, Mr. Pertz served as President and Chief Executive Officer of IMC Global. Mr. Pertz served as President and Chief Operating Officer of IMC Global from October 1998 to October 1999. Prior to joining IMC Global, Mr. Pertz served from 1995 to 1998 as President and Chief Executive Officer and as a director of Culligan Water Technologies, Inc., a leading manufacturer and distributor of water purification and treatment products.

     Heinn F. Tomfohrde, III has been a director of CMI since December 2003 and a director of CMG since November 2001. Mr. Tomfohrde has served the chemicals industry in a variety of leadership positions for 44 years. Currently, Mr. Tomfohrde serves in directorship positions only. Mr. Tomfohrde served as President and Chief Operating Officer of International Specialty Products, Inc. and its predecessor company, GAF Chemicals Corp., from 1987 to 1993. Prior to that time, Mr. Tomfohrde spent 31 years with Union Carbide Corp., rising from positions in research and development and marketing to senior management, serving as President of Union Carbides’s Consumer and Industrial Products Group from 1983 to 1986. Mr. Tomfohrde is also a Director of Resolution Performance Products Inc.

Board of Committees

     In connection with the initial public offering of our parent, CMI, CMI established an audit committee in accordance with Section 3(a)(58) of the Exchange Act, as well as a compensation committee, nominating/corporate governance committee, operating committee and environmental, health and safety committee. In conjunction with the establishment of those committees by CMI, in February 2004, we dissolved our audit committee, compensation committee, executive committee and environmental, health and safety committee. The audit committee of CMI, similar to our previous audit committee, oversees the engagement of our independent public accountants, reviews our annual financial statements and the scope of annual audits and considers matters relating to accounting policies and internal controls.

Board Compensation

     The members of our board of directors are reimbursed for their out-of-pocket expenses. Those directors who are not employees of the Company also receive compensation for their service on the board of directors.

Code of Ethics

     We have adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee of CMI. The code of ethics is posted on our Web site at www.compassminerals.com.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth the compensation for the year ended December 31, 2003 paid or awarded to the Chief Executive Officer and the four other most highly compensated executive officers serving as executive officers of CMG, or “the named executive officers.”

			Long Term
			Compensation
	Annual Compensation		Awards	Pay outs
			Securities
			Underlying	Long Term	All Other
		Bonus	Options/SARs	Incentive	Compensation
Name and Principal Position	Salary ($)	($) (1)	(#) (2)	Pay outs ($)(5)	($) (3)
Michael E. Ducey
President and Chief Executive Officer of CMG
2003	356,563	413,368	—	—	167,514
April (date of hire) to December 2002	262,500	251,328	540,774	—	130,761
Steven Wolf
Vice President and General Manager, Highway Deicing and SOP of CMG
2003	282,042	236,283	—	852,920	113,985
2002	258,803	143,465	—	63,408	412,430
2001	247,108	91,998	220,961	—	50,348
Keith E. Clark
Vice President and General Manager, General Trade of CMG
2003	207,763	111,054	—	824,733	88,995
2002	199,190	93,234	—	8,150	325,054
2001	193,804	75,323	213,411	—	34,405
David J. Goadby (4)
Vice President of CMG and Managing Director, Salt Union Ltd.
2003	192,492	69,859	—	—	46,199
2002	168,774	47,095	—	—	219,886
2001	150,932	27,860	140,494	—	45,801
Rodney L. Underdown
Vice President and Chief Financial Officer of CMG
2003	165,129	76,751	—	380,004	48,144
2002	150,000	48,960	—	—	211,294
2001	128,105	31,832	98,214	—	13,864

(1)	Bonuses were paid pursuant to the Compass Minerals Group Incentive Compensation Program. Under this program, bonus amounts were calculated on an annual basis according to business and individual performance.

(2)	Represents the number of shares of CMI’s common stock underlying options (as adjusted to reflect changes in our capital structure following the date of grant).

(3)	Consists of sale and retention bonuses related to the change in ownership subsequent to the Recapitalization, certain moving expenses incurred by Mr. Ducey considered by the U.S. Internal Revenue Service to be compensation and other employer contributions to our tax- qualified and non-tax-qualified defined contribution and defined benefit retirement plans.

(4)	Mr. Goadby’s compensation is paid in British pounds sterling, which has been converted to U.S. dollars at a rate of £0.5814 per $1.00.

(5)	In September of 2003, the deferred compensation plan was terminated resulting in distribution of all of its holdings to its participants. See Item 11, “Executive Compensation–Deferred Compensation Plan.”

Option Grants in 2003

     There were no grants of options to acquire shares of CMI common stock made to the named executive officers during 2003.

Aggregate Option Exercises in 2003 and Fiscal Year-end Option Values

     The following table contains the aggregate number of shares of CMI’s common stock underlying stock options exercised in 2003 and the number of shares of CMI’s common stock underlying stock options held by each named executive officer as of December 31, 2003.

			Number of Securities Underlying		Value of Unexercised
	Number of		Unexercised Options/SARs at		In-the-Money Options/SARs at
	Shares Acquired on	Value Realized	December 31, 2003		December 31, 2003 ($)(1)
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael E. Ducey	67,595	77,740	337,980	135,193	4,353,182	1,741,286
Steven Wolf	27,617	52,769	138,101	55,242	1,778,741	711,517
Keith E. Clark	26,675	50,970	133,379	53,352	1,717,922	687,174
David J. Goadby	12,227	5,365	87,802	35,125	1,130,890	452,410
Rodney L. Underdown	12,276	23,457	61,381	24,553	790,587	316,243

(1)	Calculated by multiplying the difference between the fair market value of the shares of CMI’s common stock underlying the options as of December 31, 2003 ($14.28 per share) and the exercise price of the options by the number of shares of CMI’s common stock underlying the options.

2001 Option Plan

     Our employees, consultants and directors (and employees, consultants and directors of our subsidiaries) are eligible to receive options under the CMI 2001 Stock Option Plan. The option plan will be administered by a committee of two or more members of our board of directors, each of whom is both a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and an “outside director” for purposes of Section 162(m) of the Code. Notwithstanding the foregoing, our full board of directors will administer the option plan with respect to options granted to members of our board of directors who are not also our employees.

     Options granted under the option plan may be non-qualified stock options or incentive stock options. The maximum number of shares of common stock that are issuable under the option plan is 2,783,283 (as adjusted to reflect changes in our capital structure and as may be further adjusted for future changes in our capital structure and other corporate transactions, such as stock dividends, stock splits, mergers and reorganizations). Furthermore, following the first meeting of our stockholders to occur after the close of the third calendar year following the calendar year in which CMI’s common stock is first registered under the Exchange Act (or such earlier date as required by Section 162(m) of the Code or the regulations issued thereunder), the maximum number of shares of CMI’s common stock that may be subject to options granted to any individual in any calendar year may not exceed 1,000,000.

     Following the consummation of the Recapitalization, we granted non-qualified options to purchase shares of CMI’s common stock to certain management employees, including the named executive officers. The per share exercise price of each option granted immediately following the Recapitalization was $1.40 (as adjusted to reflect changes in our capital structure following the date of grant), which was equal to the Recapitalization consideration per share of common stock (as adjusted to reflect changes in our capital structure following the date of grant). During the period following the Recapitalization, we have granted options under the option plan to designated newly-hired and other employees. The exercise price per share of these options is equal to an estimate of the fair market value per share of CMI’s common stock as of the date of the grant. The options shall generally become vested and exercisable as follows:

•	one-half of the options are time vesting options that will become vested and exercisable in equal annual installments on each of the first four anniversaries of the date of grant, so long as the optionee continues to provide services to us or one of our subsidiaries as of such anniversary.

•	one-half of the options are performance vesting options that will become vested and exercisable on the eighth anniversary of the date of grant, so long as the optionee continues to provide services to us or one of our subsidiaries as of such date. However, all or a portion of such performance vesting options will become vested and exercisable prior to such eighth anniversary upon a sale of our assets or capital stock pursuant to which Apollo achieves a specified internal rate of return. In addition, this offering or future offerings of CMI common stock may cause these performance vesting options to become immediately vested.

     The term of the options is eight years and thirty days from the date of grant. However, all unvested options will automatically expire upon the date of an optionee’s termination of employment (or termination of directorship or consultancy, as applicable). In addition, all vested options will generally expire one year following the termination of an optionee’s services by us, subject to certain exceptions. Shares of CMI common stock purchased or acquired under the stock plan will generally be subject to restrictions on transfer, repurchase rights and other limitations set forth in the investor rights agreement. We filed a registration statement on Form S-8 under the Securities Act to register the issuance of those shares issuable or reserved for issuance under the CMI 2001 Stock Option Plan.

     The option plan may be modified or amended in any respect by the committee administering the option plan with the prior approval of our board of directors, except that the consent of each optionee is required with respect to any amendment that impairs such optionee’s rights. In addition, to the extent required by any applicable law, regulation or stock exchange rule, no amendment will be effective without the consent of our stockholders.

Deferred Compensation Plan

     In connection with the consummation of the Recapitalization, we adopted the Salt Holdings Corporation Senior Executives’ Deferred Compensation Plan. The deferred compensation plan is not a tax qualified retirement plan. The deferred compensation plan is intended to allow certain highly-compensated employees to elect in advance to defer certain retention bonuses or other compensation and to allow such employees to transfer liabilities from certain IMC Global deferred compensation plans to our deferred compensation plan. Any amounts deferred into the deferred compensation plan represent a conditional right to receive our capital stock as described below. Amounts deferred under the deferred compensation plan are represented by bookkeeping accounts established and maintained by the administrator on behalf of the participants. Each such account is deemed to be invested in shares of our capital stock. Distributions shall generally be made to a participant under the deferred compensation plan in one lump sum in the form of our capital stock upon the participant’s termination of employment or upon Apollo “exit events.” In connection with the establishment of the deferred compensation plan, we have established a “rabbi trust,” which has been funded with shares of our capital stock. All assets contained in the rabbi trust will be subject to the claims of creditors in the event of bankruptcy or insolvency.

     On September 29, 2003, the deferred compensation plan was terminated and our capital stock held in the deferred compensation plan was subsequently distributed to the participants.

Employment Agreements

     Michael E. Ducey. CMG entered into an employment agreement, dated March 12, 2002, with Mr. Ducey pursuant to which he agreed to serve as its Chief Executive Officer and be nominated for a seat on its board of directors. Under the agreement, Mr. Ducey is paid a base salary and is eligible for incentive bonuses based upon CMG meeting or exceeding financial objectives. Under the terms of the agreement, Mr. Ducey is subject to non-compete, non-solicitation and confidentiality requirements. In the event that Mr. Ducey’s employment is terminated without cause, he will receive his base pay until the earlier of 12 months, the day he accepts other employment or the day he violates the non-compete agreement.

     David J. Goadby. Salt Union Limited entered into a service agreement, dated September 1, 1997, with Mr. Goadby pursuant to which he was appointed as Managing Director of Salt Union until his employment is terminated by either Salt Union, giving Mr. Goadby not less than 12 months prior written notice, or Mr. Goadby, giving Salt Union not less than three months prior written notice. The agreement provides that Mr. Goadby be paid a base salary, as well as bonuses or additional remuneration, if any, as the board of directors of Salt Union may determine. For a period of six months following his termination, Mr. Goadby will be subject to non-compete, non-solicitation and non-dealing covenants with regard to customers and non-solicitation of suppliers and managerial, supervisory, technical, sales, financial and administrative employees. In the event of a change of control of Salt Union, Mr. Goadby will be entitled to terminate the agreement immediately and Salt Union will be obligated to pay him an amount equal to his annual base salary and the value of his company car and medical insurance calculated over a 12 month period.

     Other Named Executive Officers. We have not entered into employment agreements with any of our executive officers, except for the agreements entered into by our subsidiaries with Mr. Ducey and Mr. Goadby. Accordingly, each of our executive officers is currently an “at will” employee.

Item 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of CMI common stock as of the date of this annual report on Form 10-K with respect to (i) each person that is a beneficial owner of more than 5% of CMI’s outstanding common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group:

	Number of
	Shares of CMI
	Common Stock
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned(1)	Class
Apollo (2)	11,462,064	35.93%
Neuberger Berman, Inc. (3)	1,754,000	5.50%
Michael E. Ducey (4)	617,190	1.93%
Keith E. Clark (4)	255,883	*
David J. Goadby (4)	155,578	*
Rodney L. Underdown (4)	117,810	*
Steven Wolf (4)	264,825	*
Joel A. Asen (5)	53,669	*
Robert F. Clark (6)	177,832	*
Peter P. Copses (5)	53,669	*
Robert H. Falk (5)	53,669	*
Joshua J. Harris (5)	53,669	*
Scott M. Kleinman (5)	53,669	*
Douglas A. Pertz (5)	53,669	*
Heinn F. Tomfohrde, III (5)	53,669	*
Bradley J. Bell (5)	37,367	*
All directors and officers as a group	2,002,168	6.28%

*	Represents less than 1% of the outstanding shares of CMI common stock (excluding any shares held by YBR Holdings that could be attributed to any of these individuals).

(1)	For purposes of this table, information as to the percentage of shares beneficially owned is calculated based on 31,899,567 shares of CMI common stock outstanding. The amounts and percentages of CMI common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of CMI common stock.

(2)	Represents all shares held of record by YBR Holdings. YBR Holdings is an affiliate of, and is controlled by, Apollo through Apollo’s majority ownership of YBR Holdings’ membership interests. The address of each of YBR Holdings, Apollo and of Messrs. P. Copses, R. Falk, J. Harris and S. Kleinman is c/o Apollo Management, L.P., 1301 Avenue of the Americas, New York, New York 10019.

(3)	The address of Neuberger Berman, Inc. is 605 Third Ave., New York, New York 10158-3698.

(4)	Includes options that are currently exercisable or will become exercisable in the next 60 days. Does not include options to purchase 135,192, 53,352, 35,125, 24,553 and 55,242 shares of CMI common stock that we have granted to Messrs. M. Ducey, K. Clark, D. Goadby, R. Underdown and S. Wolf, respectively. These options are subject to time and performance vesting conditions and are not currently exercisable (and will not become exercisable within the next 60 days). See Item 11, “Executive Compensation—2001 Option Plan.” The address of each of Messrs. M. Ducey, K. Clark, D. Goadby, R. Underdown and S. Wolf is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.

(5)	Represents options to purchase 37,367 shares of CMI common stock that we have granted to Mr. B. Bell and 53,669 shares of CMI common stock that we have granted to each of Messrs. J. Asen, P. Copses, R. Falk, J. Harris, S. Kleinman, D. Pertz and H. Tomfohrde III. These options are exercisable immediately.

(6)	The address of Mr. R. Clark is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ongoing Relationship with IMC Global

     In connection with the Recapitalization, we entered into several additional agreements with IMC Global or its affiliates providing for the continuation or transfer and transition of certain aspects of our business operations. These agreements were the result of arm’s-length negotiations, and we believe they are on terms at least as favorable to us as those we could have obtained from unaffiliated third parties. Set forth below are descriptions of the material agreements that we or our affiliates have entered into with IMC Global.

     Supply Agreements

     We have contracted with IMC Global or its affiliates to supply some of our facilities with raw materials used in the production of our products and to supply to other facilities finished products that we distribute to our customers or other distributors. IMC Global supplies us with the following products:

•	coarse and mixed highway deicing salt, as a finished product, from IMC Global’s Esterhazy, Saskatchewan facility;

•	bulk white granular ice melt muriate of potash from IMC Global’s Belle Plaine, Saskatchewan facility;

•	packaged water softener muriate of potash, as a finished product, from IMC Global’s Belle Plaine, Saskatchewan facility;

•	muriate of potash, as a raw material, from IMC Global’s Esterhazy, Saskatchewan facility to our Ogden facility; and

•	a variety of general trade salt products, as finished products, from IMC Global’s Hersey, Michigan facility.

     The initial terms of these supply contracts range from five to 12 years and are automatically extended by one-year intervals unless termination notice is given by either party six months prior to the end of the term. The prices we pay for these products vary depending on the product. However, we believe that the prices IMC Global charges us are generally as favorable as the prices that we can obtain from third parties. Some contracts require the purchase of all of our requirements for a particular product from IMC Global. Others require the purchase of no less than 90% of our requirements from IMC Global, while others have no purchase requirement at all. Certain of those contracts permit us to obtain a lower price elsewhere and, if IMC Global does not match the lower price, we can purchase at the lower price from the third party. We cannot exercise our matching rights under these provisions more than twice in a year. Under the Hersey salt supply contract, we are required to purchase no less than 200,000 tons of salt products each year under most circumstances and we can purchase from third parties if a force majeure event prevents IMC Global from delivering products to us. Pricing for the Esterhazy highway deicing salt contract is adjusted each year based on a Canadian product price index. Pricing under the other supply contracts is generally adjusted each year based on the movement in the sales prices of the products to our own or IMC Global’s customers. Under the Hersey salt supply contract, the price is adjusted each year based on a salt producer price index, although we have the right to change the pricing adjustment formula to a quarterly adjustment based on the prices at which we sell the products to our customers.

     In June 2003, we purchased intangible assets related to IMC Global’s SOP marketing business for $24.8 million, including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at IMC Global’s Carlsbad, New Mexico facility. We also purchased finished goods SOP inventory in the amount of $3.9 million. The SOP supply contract that grants us the right to purchase SOP from IMC Global had been in place since the Recapitalization and, as a result of the purchase of IMC Global’s remaining SOP business in June 2003, terminated on November 30, 2003.

  Railcars

     We sublease railcars from affiliates of IMC Global that are used by us to transport products used in our business. At December 31, 2003, we leased approximately 46 railcars with terms that expire on various dates throughout 2005 and with renewal options available on some railcars until 2014.

Management Consulting Agreement

     In connection with the Recapitalization, we entered into a management consulting agreement with Apollo. The agreement allows us and any of our affiliates to avail itself of Apollo’s expertise in areas such as financial transactions, acquisitions and other matters that relate to our business, administration and policies. Apollo received a one-time transaction fee for structuring the Recapitalization and thereafter received an annual fee for its management services and advice. In connection with the initial public offering, we amended the management consulting agreement whereby Apollo has the right to terminate the amended management consulting agreement at any time upon prior written notice to the Company. Upon Apollo’s election to terminate the amended management consulting agreement, we will pay Apollo approximately $5.5 million, less any amounts paid under the annual fee from December 10, 2003, as a final payment for all services rendered under the agreement. Upon termination of the agreement by Apollo, any future obligations of Apollo under the agreement will effectively terminate. Such payment will be expensed as incurred. Apollo maintains the right following termination to act, in return for additional fees, as our financial advisor or investment banker for any merger, acquisition, disposition or the like if we decide to hire someone to fill such a role.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     A summary of the services provided to CMG and CMI by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002 are as follows (in millions):

	2003	2002
Audit fees (a)	$0.6	$1.0
Tax fees (b)	1.0	0.9
All other fees (c)	0.1	—

	$1.7	$1.9

(a)	Relates to services for the annual financial statement audits included in our Form 10-K for CMI and CMG, quarterly reviews for the financial statements included in our Form 10-Q, other financial statement audits that were required by SEC rules, reviews of registration statements and other SEC filings, and procedures performed for comfort letters issued to underwriters in connection with capital market transactions.

(b)	Relates to services for reviews of certain tax filings, as well as research and advice on tax planning matters.

(c)	Relates to audits of pension and retirement plans.

     Our audit committee’s policy has pre-approved all audit and permissible audit-related services provided by the independent auditors. Going forward, the audit committee of CMI, our parent company, will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related services, for the upcoming or current fiscal year. All non-audit services are approved by the audit committee of CMI in advance on a case-by-case basis. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to the audit committee of CMI for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Consolidated Balance Sheets as of December 31, 2003 and 2002	46
Combined and Consolidated Statements of Operations for the three years ended December 31, 2003	47
Combined and Consolidated Statements of Stockholder’s Equity (Deficit) for the three years ended December 31, 2003	48
Combined and Consolidated Statements of Cash Flows for the three years ended December 31, 2003	49
Notes to Combined and Consolidated Financial Statements	50

(a)(2) Financial Statement Schedule:

          Schedule II – Valuation Reserves

Compass Minerals Group, Inc.
December 31, 2003, 2002 and 2001
(in millions)

	Balance
	at the	Additions			Balance
	Beginning of	Charged to			at the End of
Description	the Year	Expense	Deductions(1)	Other	the Year
Deducted from Receivables - Allowance for Doubtful Accounts
2003	$1.6	$1.1	$(0.6)	$—	$2.1
2002	2.0	0.0	(0.4)	—	1.6
2001	1.8	1.6	(1.4)	—	2.0
Deducted from Deferred Income Taxes – Valuation Allowance
2003	$40.9	$0.6	$(7.0)	$—	$34.5
2002	44.3	—	(3.4)	—	40.9
2001(2)	48.3	—	—	(4.0)	44.3

(1) Deduction for purposes for which reserve was created.

(2) Other includes a corresponding tax asset that diminished upon Recapitalization.

(b)             Exhibits

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.2 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.1	Restated Certificate of Incorporation of IMC Inorganic Chemicals Inc., filed as Exhibit A to the Certificate of Merger of IMC Merger Sub Inc. with and into Harris Chemical Group, Inc., filed on April 1, 1998 (incorporated herein by reference to Exhibit 3.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.2	Certificate of Amendment of Certificate of Incorporation of IMC Inorganic Chemicals Inc.,

Exhibit
No.	Description of Exhibit
changing its name from IMC Inorganic Chemicals Inc. to Compass Minerals Group, Inc., filed on November 28, 2001 (incorporated herein by reference to Exhibit 3.2 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.3	By-laws of Compass Minerals Group, Inc. (incorporated herein by reference to Exhibit 3.3 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.4	Certificate of Incorporation of GSL Corporation, filed as Exhibit A to the Certificate of Merger of GSL Acquisition Corp. into GSL Corporation, filed on September 24, 1993 (incorporated herein by reference to Exhibit 3.4 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.5	Certificate of Ownership and Merger merging GSL Holdings Inc. into GSL Corporation filed on May 17, 1994 (incorporated herein by reference to Exhibit 3.5 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.6	Certificate of Amendment to Certificate of Incorporation of GSL Corporation filed on January 12, 2001 (incorporated herein by reference to Exhibit 3.6 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.7	By-laws of GSL Corporation (incorporated herein by reference to Exhibit 3.7 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.8	Certificate of Incorporation of Sifto Louisiana Inc. filed on March 22, 1990 (incorporated herein by reference to Exhibit 3.8 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.9	Certificate of Amendment to the Certificate of Incorporation of Sifto Louisiana Inc., changing its name from Sifto Louisiana Inc. to Carey Louisiana Inc., filed on August 22, 1990 (incorporated herein by reference to Exhibit 3.9 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.10	Certificate of Amendment to the Certificate of Incorporation of Carey Louisiana Inc., changing its name from Carey Louisiana Inc. to Carey Salt Company, filed on November 8, 1990 (incorporated herein by reference to Exhibit 3.10 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.11	By-laws of Carey Salt Company (incorporated herein by reference to Exhibit 3.11 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.12	Restated Certificate of Incorporation of American Salt Company, filed as Exhibit A to Certificate of Merger of Carey Salt, Inc. into American Salt Company, filed on March 30, 1990 (incorporated herein by reference to Exhibit 3.12 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.13	Certificate of Merger of Sifto Acquisition, Inc. into American Salt Company filed on March 30, 1990 (incorporated herein by reference to Exhibit 3.13 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.14	Certificate of Amendment to Restated Certificate of Incorporation of American Salt Company, changing its name from American Salt Company to North American Salt Company, filed on August 20, 1990 (incorporated herein by reference to Exhibit 3.14 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.15	Certificate of Amendment to Restated Certificate of Incorporation of North American Salt Company, changing its name from North American Salt Company to IMC Salt Inc., filed on May 1, 1998 (incorporated herein by reference to Exhibit 3.15 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.16	Certificate of Amendment of Certificate of Incorporation of IMC Salt Inc., changing its name from IMC Salt Inc. to North American Salt Company, filed on November 28, 2001 (incorporated herein by reference to Exhibit 3.16 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.17	By-laws of North American Salt Company (incorporated herein by reference to Exhibit 3.17 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.18	Restated Certificate of Incorporation of Great Salt Lake Minerals and Chemicals Corporation filed on March 29, 1990 (incorporated herein by reference to Exhibit 3.18 to Compass

Exhibit
No.	Description of Exhibit
Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.19	Certificate of Amendment to Restated Certificate of Incorporation of Great Salt Lake Minerals and Chemicals Corporation, changing its name from Great Salt Lake Minerals and Chemicals Corporation to Great Salt Lake Minerals Corporation, filed on October 9, 1991 (incorporated herein by reference to Exhibit 3.19 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.20	Certificate of Amendment to Restated Certificate of Incorporation of Great Salt Lake Minerals Corporation, changing its name from Great Salt Lake Minerals Corporation to IMC Kalium Ogden Corp., filed on June 18, 1998 (incorporated herein by reference to Exhibit 3.20 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.21	Certificate of Amendment to Restated Certificate of Incorporation of IMC Kalium Ogden Corp., changing its name from IMC Kalium Ogden Corp. to Great Salt Lake Minerals Corporation, dated November 28, 2001 (incorporated herein by reference to Exhibit 3.21 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.22	By-laws of Great Salt Lake Minerals Corporation (incorporated herein by reference to Exhibit 3.22 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.23	Restated Certificate of Incorporation of NAMSCO Inc., filed as Exhibit A to the Certificate of Merger of NAMSCO Acquisition Corp. with and into NAMSCO Inc., filed on September 24, 1993 (incorporated herein by reference to Exhibit 3.23 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.24	Certificate of Amendment to Certificate of Incorporation of NAMSCO Inc. filed on January 16, 2001 (incorporated herein by reference to Exhibit 3.24 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

3.25	By-laws of NAMSCO Inc. (incorporated herein by reference to Exhibit 3.25 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.1	Indenture, dated November 28, 2001, among Compass Minerals Group, Inc., as issuer, Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company, as guarantors, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.2	Form of Initial Note (included as Exhibit A to Exhibit 10.1).

10.3	Form of Exchange Note (included as Exhibit B to Exhibit 10.1).

10.4	Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.5	Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement, dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.2 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.6	Royalty Agreement, dated September 1, 1962, between IMC Kalium Ogden Corp. and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Compass Minerals Registration Statement on Form S-4, File No. 333-82700).

10.7	Amended and Restated Credit Agreement, dated April 10, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan

Exhibit
No.	Description of Exhibit
International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint-bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent (incorporated herein by reference to Exhibit 10.4 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).

10.8	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 19, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent (incorporated herein by reference to Exhibit 10.5 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).

10.9	Amendment No. 2 to the Amended and Restated Credit Agreement, dated May 5, 2003, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.6 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).

10.10	Amendment No. 3 to the Amended and Restated Credit Agreement, dated May 21, 2003, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.7 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).

10.11	Amendment No. 4 to the Amended and Restated Credit Agreement and Waiver, dated November 17, 2003, among Compass Minerals International, Inc., Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.8 to Compass Minerals International’s Registration Statement on Form S-1, File No. 333-110250).

10.12	U.S. Collateral and Guaranty Agreement, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc., Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company and JPMorgan Chase Bank, as collateral agent (incorporated herein by reference to Exhibit 10.5 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.13	U.S. Collateral Assignment, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc. and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 10.6 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.14	Foreign Guaranty, dated November 28, 2001, among Sifto Canada Inc., Salt Union Limited, IMC Global (Europe) Limited, IMC Global (UK) Limited, London Salt Limited, Direct Salt Supplies Limited, J.T. Lunt & Co. (Nantwich) Limited, and JPMorgan Chase Bank, as collateral agent (incorporated herein by reference to Exhibit 10.7 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.15	Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

Exhibit
No.	Description of Exhibit
10.16	Service Agreement, dated September 1, 1997, between Salt Union Limited and David J. Goadby (incorporated herein by reference to Exhibit 10.10 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.17	Investor Rights Agreement, dated November 28, 2001, between Salt Holdings Corporation and the holders of securities of Salt Holdings Corporation party thereto (incorporated herein by reference to Exhibit 10.11 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

10.18	Amended and Restated Stock Rights Agreement, dated as of June 23, 2003, by and among Salt Holdings Corporation, Apollo Management V, L.P., each of the stockholders listed on Schedule A attached thereto and IMC Global Inc. (incorporated herein by reference to Exhibit 10.15 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).

10.19	Amended and Restated Management Consulting Agreement, dated December 10, 2003, between Compass Minerals International, Inc. and Apollo Management V, L.P. (incorporated herein by reference to Exhibit 10.16 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

10.20	Master Assignment Agreement, dated April 10, 2002, among Compass Minerals Group, Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the Existing Lenders (as defined in the Master Assignment Agreement) (incorporated herein by reference to Exhibit 10.17 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).

10.21	Employment Agreement, dated March 12, 2002, between Compass Minerals Group, Inc. and Michael E. Ducey (incorporated herein by reference to Exhibit 10.18 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.

32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

* Filed herewith.

(c)	Reports on Form 8-K:

From 8-K, filed May 13, 2003, “Regulation FD Disclosure”
From 8-K, filed June 27, 2003, “Other Events”
From 8-K, filed August 13, 2003, “Regulation FD Disclosure”
From 8-K, filed November 7, 2003, “Regulation FD Disclosure”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS GROUP, INC.

Date: March 19, 2004	/s/ Michael E. Ducey

Michael E. Ducey
President and Chief Executive Officer

Date: March 19, 2004	/s/ Rodney L. Underdown

Rodney L. Underdown
Chief Financial Officer and Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals Group, Inc. and in the capacities indicated on March 19, 2004.

Signature	Capacity

/s/ Michael E. Ducey Michael E. Ducey	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Rodney L. Underdown Rodney L. Underdown	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

/s/ Joshua J. Harris	Director

Joshua J. Harris

/s/ Scott M. Kleinman	Director

Scott M. Kleinman