Form 10-Q
period 2004-03-31
COMPASS MINERALS GROUP INC
filed 2004-05-10
CIK 1160726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:       No:   X

     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 3, 2004 was 1,000 shares.

COMPASS MINERALS GROUP, INC.

     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$71.3	$2.6
Receivables, less allowance for doubtful accounts of $2.1 million in 2004 and in 2003	86.0	117.4
Inventories	56.8	96.7
Other	2.5	3.7

Total current assets	216.6	220.4
Property, plant and equipment, net	257.2	262.0
Intangible assets – mineral interests and other, net.	172.0	172.7
Other	41.3	34.9

Total assets	$687.1	$690.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0.7	$0.8
Accounts payable	53.3	72.6
Accrued expenses	15.3	13.3
Accrued interest	4.4	12.5
Accrued salaries and wages	14.0	13.5
Income taxes payable	8.4	—

Total current liabilities	96.1	112.7
Long-term debt, net of current portion	395.3	419.4
Deferred income taxes	77.1	77.7
Other noncurrent liabilities	36.6	36.4
Commitments and contingencies (Note 9)
Stockholder’s equity (deficit):
Common Stock:
$0.01 par value, authorized shares— 1,000 shares authorized, issued and outstanding	—	—
Additional paid in capital	341.9	341.9
Accumulated deficit	(287.2)	(323.6)
Accumulated other comprehensive income	27.3	25.5

Total stockholder’s equity	82.0	43.8

Total liabilities and stockholder’s equity	$687.1	$690.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three months ended
	March 31,
	2004	2003
Sales	$250.5	$212.7
Cost of sales – shipping and handling	74.4	64.1
Cost of sales – products	104.1	95.5

Gross profit	72.0	53.1
Selling, general and administrative expenses	14.0	11.6

Operating earnings	58.0	41.5
Other (income) expense:
Interest expense	9.5	9.7
Other, net	0.5	(0.3)

Income before income taxes	48.0	32.1
Income tax expense	11.6	5.2

Net income	36.4	26.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited)
For the three months ended March 31, 2004
(in millions)

				Accumulated
		Additional		Other
	Common	Paid In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total
Balance, December 31, 2003	$—	$341.9	$(323.6)	$25.5	$43.8
Comprehensive income:
Net income			36.4		36.4
Unrealized gain on cash flow hedges, net of tax				0.3	0.3
Cumulative translation adjustments				1.5	1.5

Comprehensive income					38.2

Balance, March 31, 2004	$—	$341.9	$(287.2)	$27.3	$82.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$36.4	$26.9
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	10.5	9.8
Finance fee amortization	0.4	0.5
Deferred income taxes	0.2	1.7
Changes in operating assets and liabilities:
Receivables	31.6	12.3
Inventories	39.6	43.7
Other assets	0.6	(1.9)
Accounts payable and accrued expenses	(16.5)	(20.0)
Other noncurrent liabilities	—	(0.1)

Net cash provided by operating activities	102.8	72.9

Cash flows from investing activities:
Capital expenditures	(3.9)	(2.7)
Other	0.1	—

Net cash used in investing activities	(3.8)	(2.7)

Cash flows from financing activities:
Principal payments on long-term debt, including capital leases	(10.2)	(30.5)
Revolver activity	(14.0)	—
Advances to CMI, net	(6.7)	(0.3)

Net cash used in financing activities	(30.9)	(30.8)

Effect of exchange rate changes on cash and cash equivalents	0.6	(1.2)

Net increase in cash and cash equivalents	68.7	38.2

Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$71.3	$50.1

Supplemental cash flow information:
Interest paid	$17.3	$17.4
Income taxes paid, net of refunds	2.7	2.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Formation and Basis of Presentation:

     Compass Minerals Group, Inc. (“CMG” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMG serves a variety of markets, including agriculture, food processing, chemical processing, water conditioning and highway deicing and is a wholly owned subsidiary of Compass Minerals International, Inc. (“CMI”).

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2004.

     Certain reclassifications were made to prior year amounts in order to conform with the current year’s presentation.

2. Recent Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”) which supercedes FIN 46. FIN 46(R) is effective for all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46(R) is applicable to all non-SPEs created prior to February 1, 2003 by public entities at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has determined that it has no SPEs. The Company reviewed the applicability of FIN 46(R) to entities other than SPEs and has determined that the adoption of FIN 46(R) did not have a material effect on its consolidated financial statements.

3. Inventories:

     Inventories consist of the following (in millions):

	March 31,	December 31,
	2004	2003
Finished goods	$45.6	$84.1
Raw materials and supplies	11.2	12.6

	$56.8	$96.7

4. Property, Plant and Equipment:

     Property, plant and equipment consists of the following (in millions):

	March 31,	December 31,
	2004	2003
Land and buildings	$138.0	$135.9
Machinery and equipment	407.7	408.3
Furniture and fixtures	9.6	9.6
Mineral properties and rights	20.8	20.3
Construction in progress	9.8	6.5

	585.9	580.6
Less accumulated depreciation	328.7	318.6

	$257.2	$262.0

5. Intangible Assets — Mineral Interests and Other:

     Mineral interests include probable mineral reserves. The Company leases mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s mineral interests are amortized on a units-of-production basis. The Company acquired other intangible assets related to its SOP segment during 2003. These assets are being amortized on a straight-line basis over their estimated useful lives.

     The aggregate amortization of mineral interests and other intangible assets for the three months ended March 31, 2004 and 2003 was $0.7 million and $0.3 million, respectively. The estimated amortization expense from fiscal 2004 to fiscal 2008 is approximately $1.7 million annually.

     Mineral interests and other intangible assets consist of the following (in millions):

	March 31, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Probable mineral reserves	$158.6	$11.0	$147.6	$158.6	$10.6	$148.0
SOP long-term customer contract	0.5	—	0.5	0.5	—	0.5
Other SOP intangible asset	24.3	0.4	23.9	24.3	0.1	24.2

	$183.4	$11.4	$172.0	$183.4	$10.7	$172.7

6. Income Taxes:

     Income tax expense for the three months ended March 31, 2004 and 2003 was $11.6 million and $5.2 million, respectively. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes and changes in the utilization of previously reserved NOLs.

     7. Long-term Debt:

     Third-party long-term debt consists of the following (in millions):

	March 31,	December 31,
	2004	2003
Senior Subordinated Notes	$325.0	$325.0
Term Loan	68.1	78.3
Revolving Credit Facility	—	14.0

	393.1	417.3
Premium on Senior Subordinated Notes, net	2.9	2.9
Less: current portion	(0.7)	(0.8)

	$395.3	$419.4

8. Pension Plans:

     The components of pension expense were as follows for the three-month periods ended March 31, (in millions):

	2004	2003
Service cost for benefits earned during the year	$0.3	$0.4
Interest cost on projected benefit obligation	0.8	0.7
Return on plan assets	(0.7)	(0.6)
Net amortization and deferral	0.2	0.3

Net pension expense	$0.6	$0.8

     Employer contributions were approximately $0.4 million during the three-month periods ended March 31, 2004 and 2003.

9. Commitments and Contingencies:

     The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.

     The Company has become aware of an aboriginal land claim filed by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belong to the Chippewas. The land claimed includes land in which the Company’s Goderich mine operates and has mining rights granted to it by the government of Ontario. The Company is not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. The Company has been informed by the Ministry of the Attorney General of Ontario that “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.”

     The Company does not believe that this action will result in a material adverse financial effect on the Company. Furthermore, while any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company’s results of operations or financial position.

     As of March 31, 2004, CMI had recorded approximately $78.3 million and $110.7 million for its senior discount notes and subordinated discount notes, respectively. The senior discount notes and subordinated discount notes are not a part of CMG’s consolidated financial statements. However, CMG’s operations are currently the main source of cash that is expected to service the senior discount notes, subordinated discount notes and any future dividends on CMI common stock.

     Throughout the first quarter of 2004 and 2003, CMG advanced CMI cash to pay certain third parties. Advances totaling approximately $6.7 million were made during the first quarter of 2004 that primarily consisted of costs related to CMI’s initial public offering and first quarter dividend. Advances totaling approximately $0.3 million were made during the first quarter of 2003 that primarily consisted of costs related to the senior discount notes issued by CMI during 2002. At March 31, 2004 and December 31, 2003, CMG is due $17.1 million and $10.4 million, respectively, from CMI. This receivable is recorded in other noncurrent assets.

10. Operating Segments:

     Segment information is as follows (in millions):

Three months ended March 31, 2004	Salt	Potash	Other(a)	Total
Sales to external customers	$228.7	$21.8	$—	$250.5
Intersegment sales	—	2.3	(2.3)	—
Cost of sales – shipping and handling costs	70.7	3.7	—	74.4
Operating earnings (loss)	60.2	3.0	(5.2)	58.0
Depreciation, depletion and amortization	8.5	2.0	—	10.5
Total assets	511.6	143.5	32.0	687.1

Three months ended March 31, 2003	Salt	Potash	Other(a)	Total
Sales to external customers	$200.4	$12.3	$—	$212.7
Intersegment sales	—	1.8	(1.8)	—
Cost of sales – shipping and handling costs	62.0	2.1	—	64.1
Operating earnings (loss)	45.4	0.3	(4.2)	41.5
Depreciation, depletion and amortization	7.8	2.0	—	9.8
Total assets	488.0	119.5	18.1	625.6

(a) “Other” includes corporate entities and eliminations.

11. Other Comprehensive Income:

     The Company’s comprehensive income is comprised of net income, the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended March 31, are (in millions):

	2004	2003
Net income	$36.4	$26.9
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	(0.6)
Cumulative translation adjustments	1.5	2.2

Comprehensive income	$38.2	$28.5

     The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the three-month period ended March 31, 2004:

				Accumulated
	Unfunded			Other
	Pension	Unrealized gains on cash flow	Foreign currency	Comprehensive
	Losses	hedges	Adjustments	Income
Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	—	0.3	1.5	1.8

Balance at March 31, 2004	$(7.0)	$1.1	$33.2	$27.3

	Before tax	Tax	Net-of-tax
For the three-months ended March 31, 2004:	Amount	Expense	Amount
Unrealized gain on cash flow hedges	$0.4	$(0.1)	$0.3
Foreign currency translation adjustment	1.5	—	1.5

Other comprehensive income	$1.9	$(0.1)	$1.8

12. Guarantor/Non-guarantor Condensed Consolidated Statements:

     As discussed in Note 8 to the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004, the Company issued a total of $325.0 million of 10% Senior Subordinated Notes due 2011. These notes were unsecured obligations of CMG, however, they were guaranteed on an unsecured basis by its domestic subsidiaries. The guarantee is full and unconditional.

     The following condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
March 31, 2004
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Cash and cash equivalents	$51.0	$20.3	$—	$—	$71.3
Receivables, net	50.3	35.7	—	—	86.0
Inventories	36.6	20.2	—	—	56.8
Other current assets	2.1	0.4	—	—	2.5
Property, plant and equipment, net	66.3	190.9	—	—	257.2
Intangible assets – mineral interests and other, net	172.0	—	—	—	172.0
Investment in subsidiaries	—	—	550.2	(550.2)	—
Other	7.9	4.0	29.4	—	41.3

Total assets	$386.2	$271.5	$579.6	$(550.2)	$687.1

Current portion of long-term debt	$—	$—	$0.7	$—	$0.7
Other current liabilities	40.4	48.5	6.5	—	95.4

Total current liabilities	40.4	48.5	7.2	—	96.1
Long-term debt, net of current portion	—	—	395.3	—	395.3
Due to (from) affiliates	(148.0)	71.9	76.1	—	—
Other noncurrent liabilities	83.0	11.7	19.0	—	113.7
Total stockholder’s equity	410.8	139.4	82.0	(550.2)	82.0

Total liabilities and common stockholder’s equity	$386.2	$271.5	$579.6	$(550.2)	$687.1

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2003
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets – mineral interests and other, net	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	503.0	(503.0)	—
Other	7.9	3.9	23.1	—	34.9

Total assets	$374.7	$293.0	$525.3	$(503.0)	$690.0

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	45.6	11.1	—	111.9

Total current liabilities	55.2	45.6	11.9	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	100.8	2.4	10.9	—	114.1
Total stockholder’s equity	341.1	161.9	43.8	(503.0)	43.8

Total liabilities and common stockholder’s equity	$374.7	$293.0	$525.3	$(503.0)	$690.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended March 31, 2004 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Sales	$156.9	$93.6	$—	$—	$250.5
Cost of sales – shipping and handling	50.5	23.9	—	—	74.4
Cost of sales – products	65.1	39.0	—	—	104.1

Gross profit	41.3	30.7	—	—	72.0
Selling, general and administrative expenses	8.2	5.8	—	—	14.0

Operating income	33.1	24.9	—	—	58.0
Interest expense	0.1	2.2	7.2	—	9.5
Other (income) expense	0.1	0.4	—	—	0.5
(Earnings) in equity of subsidiary	—	—	(36.9)	36.9	—

Income (loss) before income taxes	32.9	22.3	29.7	(36.9)	48.0
Income tax expense (benefit)	10.8	7.5	(6.7)	—	11.6

Net income (loss)	$22.1	$14.8	$36.4	$(36.9)	$36.4

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended March 31, 2003 (in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Sales	$140.0	$72.7	$—	$—	$212.7
Cost of sales – shipping and handling	46.4	17.7	—	—	64.1
Cost of sales – products	60.0	35.5	—	—	95.5

Gross profit	33.6	19.5	—	—	53.1
Selling, general and administrative expenses	6.7	4.9	—	—	11.6

Operating income	26.9	14.6	—	—	41.5
Interest expense	0.1	2.3	7.3	—	9.7
Other (income) expense	(0.2)	(0.1)	—	—	(0.3)
(Earnings) in equity of subsidiary	—	—	(25.0)	25.0	—

Income (loss) before income taxes	27.0	12.4	17.7	(25.0)	32.1
Income tax expense (benefit)	9.4	5.0	(9.2)	—	5.2

Net income (loss)	$17.6	$7.4	$26.9	$(25.0)	$26.9

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended March 31, 2004
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Net cash provided by operating activities	$77.7	$40.0	$(14.9)	$—	$102.8
Cash flows from investing activities:
Capital expenditures	(1.5)	(2.4)	—	—	(3.9)
Other	—	0.1	—	—	0.1

Net cash used in investing activities	(1.5)	(2.3)	—	—	(3.8)
Cash flows from financing activities:
Revolver activity	—	—	(14.0)	—	(14.0)
Principal payments on other long-term debt, including capital leases	—	—	(10.2)	—	(10.2)
Payments (to) from Affiliates, net	(25.5)	(18.0)	36.8	—	(6.7)

Net cash provided by (used in) financing activities	(25.5)	(18.0)	12.6	—	(30.9)
Effect of exchange rate changes on cash and cash equivalents	—	(1.7)	2.3	—	0.6

Net increase in cash and cash equivalents	50.7	18.0	—	—	68.7
Cash and cash equivalents, beginning of period	0.3	2.3	—	—	2.6

Cash and cash equivalents, end of period	$51.0	$20.3	$—	$—	$71.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended March 31, 2003
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated
Net cash provided by operating activities	$63.4	$26.1	$(16.6)	$—	$72.9
Cash flows from investing activities:
Capital expenditures	(1.7)	(1.0)	—	—	(2.7)

Net cash used in investing activities	(1.7)	(1.0)	—	—	(2.7)
Cash flows from financing activities:
Principal payments on other long-term debt, including capital leases	—	—	(30.5)	—	(30.5)
Payments (to) from Affiliates, net	(34.3)	(15.2)	49.2	—	(0.3)

Net cash provided by (used in) financing activities	(34.3)	(15.2)	18.7	—	(30.8)
Effect of exchange rate changes on cash and cash equivalents	—	0.9	(2.1)	—	(1.2)

Net increase in cash and cash Equivalents	27.4	10.8	—	—	38.2
Cash and cash equivalents, beginning of period	6.5	5.4	—	—	11.9

Cash and cash equivalents, end of period	$33.9	$16.2	$—	$—	$50.1

13. Subsequent Event:

     In May 2004, CMI’s board of directors declared a quarterly cash dividend of $0.25 per share, approximately $7.6 million, on its outstanding common stock. The dividend is payable on June 15, 2004 to stockholders of record as of the close of business on June 1, 2004. CMG’s operations are currently the main source of cash that is expected to service dividends declared on CMI’s common stock.

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

     Unless the context requires otherwise, references in this quarterly report to the “Company,” “Compass,” “Compass Minerals,” “CMG,” “we,” “us” and “our” refer to Compass Minerals Group, Inc. and its consolidated subsidiaries.

Critical Accounting Estimates

     Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2004.

Results of Operations

     The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
	2004	2003
	(dollars in millions, except per ton data)
Sales	$250.5	$212.7
Cost of sales – shipping and handling	74.4	64.1
Cost of sales – products	104.1	95.5

Gross profit	72.0	53.1
Selling, general and administrative expenses	14.0	11.6
Restructuring and other charges	—	—

Operating income	58.0	41.5
Interest expense	9.5	9.7
Other expense / (income)	0.5	(0.3)

Income before income taxes	48.0	32.1
Income tax expense	11.6	5.2

Net income	$36.4	$26.9

Sales by Segment:
Salt	$228.7	$200.4
Specialty potash fertilizers	21.8	12.3

Total	$250.5	$212.7

Sales Volumes (in thousands of tons):
Highway deicing	4,679	4,378
General trade	785	732
Specialty potash	101	58
Average Sales Price (per ton):
Highway deicing	$32.45	$30.61
General trade	97.35	90.15
Specialty potash	215.42	212.74

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Sales

     Sales for the first quarter of 2004 of $250.5 million increased $37.8 million, or 18% compared to $212.7 million for the first quarter of 2003. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and sulfate of potash (“SOP”) product to the customer. Such shipping and handling fees were $74.4 million during the first quarter of 2004, an increase of $10.3 million compared to the first quarter of 2003 shipping and handling fees of $64.1 million. The increase in shipping and handling related fees for the first quarter of 2004 is due to the increased volume of products sold as compared to 2003.

     Product Sales for the first quarter of 2004 of $176.1 million increased $27.5 million, or 18% compared to $148.6 million for the same period in 2003. Salt Product Sales for the first quarter of 2004 of $158.0 million increased $19.6 million, or 14% compared to $138.4 million for the same period in 2003 due to increased sales volumes in our United Kingdom (“U.K.”) highway deicing product line ($4.9 million), increased sales volumes in our North American highway deicing product line ($2.0 million) and increased sales volumes in our general trade product line ($4.0 million). The increased sales volumes in our U.K. highway deicing product line of approximately 200,000 tons was primarily due to more normal winter weather in the March quarter of 2004 compared to an extremely mild March quarter in 2003. The increased sales volumes in our North American highway deicing product line of approximately 100,000 tons was primarily due to an increase in North American market share. The increased sales volumes in our general trade product line of approximately 53,000 tons was primarily due to above average winter weather on the East Coast, where our retail deicing products are sold.

     Salt Product Sales were also favorably impacted by approximately $8.8 million from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. Average prices, net of foreign exchange effects, were slightly lower, by approximately $0.9 million, due to customer mix.

     Specialty potash fertilizer Product Sales for the first quarter of 2004 of $18.1 million increased $7.9 million, or 77% compared to $10.2 million for the same period in 2003 reflecting increases in both domestic and international market share primarily due to the purchase of IMC Global, Inc.’s former sulfate of potash marketing business in December 2003.

Gross Profit

     Gross profit for the first quarter of 2004 of $72.0 million increased $18.9 million, or 36% compared to $53.1 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved volumes ($6.9 million) and changes in foreign exchange rates as described above ($2.5 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by $8.4 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the first quarter of 2004 of $14.0 million increased $2.4 million, or 21% compared to $11.6 million for the same period in 2003. The increase primarily reflects additional variable compensation and benefit costs of approximately $1.1 million due to improved quarterly financial results and higher costs related to changes in foreign exchange rates of approximately $0.7 million.

Interest Expense

     Interest expense for the first quarter of 2004 of $9.5 million decreased $0.2 million compared to $9.7 million for the same period in 2003. This decrease is primarily the result of lower average debt outstanding under the senior credit facility during the first quarter of 2004.

Other Expense / (Income)

     Other expense for the first quarter of 2004 of $0.5 million increased $0.8 million compared to other income of $0.3 million for the same period in 2003. As part of other expense, we recorded non-cash foreign exchange losses and (gains) of $0.4 million and $(0.3) million in the first quarter of 2004 and 2003, respectively.

Income Tax Expense

     Income tax expense for the first quarter of 2004 of $11.6 million increased $6.4 million compared to income tax expense of $5.2 million for the same period in 2003. This increase between periods is primarily due to the overall increase in pre-tax income and a larger portion of pre-tax income being generated outside of the United States. This decrease in the percentage of domestic pre-tax income compared to the same period in 2003 results in a lessor portion of our taxable income being offset by the utilization of previously reserved NOLs. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes and changes in the utilization of previously reserved NOLs.

     At March 31, 2004, we had approximately $62.7 million of NOLs that expire between 2007 and 2022. Since we do not consider recovery of these NOLs to be more likely than not under our current operating structure, an offsetting valuation allowance has been recorded.

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

     On November 28, 2001, Apollo Management V, L.P., through its subsidiary, YBR Holdings LLC, acquired control of CMG’s parent, Compass Minerals International, Inc. (“CMI”), from IMC Global, Inc. pursuant to a recapitalization transaction (“Recapitalization”) with assets and liabilities of CMG retaining their historical value. We have incurred substantial indebtedness in connection with the Recapitalization and subsequent financings. As of March 31, 2004, we had $393.1 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of senior subordinated notes and $68.1 million of our term loan. Our senior credit facility provides for a revolving credit facility in an aggregate amount of up to $135.0 million. As of March 31, 2004, no indebtedness was outstanding under our revolving credit facility and $8.2 million of letters of credit were outstanding, leaving approximately $126.8 million available under our revolving credit facility. Future borrowings under our revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We maintained $71.3 million in cash on hand as of March 31, 2004.

     As of March 31, 2004, our parent corporation, CMI, also maintained $78.3 million of senior discount notes with a face value of $123.5 million and $110.7 million of senior subordinated discount notes with a face value of $179.6 million. The senior discount notes and senior subordinated discount notes are not part of our consolidated financial statements. These notes have neither current cash interest nor maturity obligations until 2008. Our operations are currently the main source of cash that is expected to service the senior discount notes, senior subordinated discount notes and any future dividends on CMI common stock.

     During the three months ended March 31, 2004, cash flows from operations were $102.8 million. We used a portion of those cash flows to pay down $14.0 million of our revolving credit facility that was outstanding as of December 31, 2003 and to make a $10.0 million voluntary principal payment on our term loan.

     Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the senior subordinated notes, senior credit facility and our parent’s senior discount notes and senior subordinated discount notes. As of March 31, 2004, we are in compliance with all conditions and covenants related to the senior credit facility and senior subordinated notes and our parent, CMI, is in compliance with all conditions and covenants related to its senior discount notes and senior subordinated discount notes.

For the Three Months Ended March 31, 2004 and 2003

     Net cash flow generated by operating activities for the three months ended March 31, 2004 and 2003 was $102.8 million and $72.9 million, respectively. Of these amounts, $54.7 million and $36.0 million for 2004 and 2003, respectively, were generated by working capital reductions. The primary working capital reductions for 2004 and 2003 were decreases in receivables of $31.6 million and $12.3 million, respectively, and decreases in inventories of $39.6 million and $43.7 million, respectively. These reductions were partially offset by decreases in accounts payable and accrued expenses of $16.5 million and $20.0 million, respectively. These reductions are indicative of the seasonal nature of highway deicing product line sales.

     Net cash flow used by investing activities for the three months ended March 31, 2004 and 2003, were $3.8 million and $2.7 million, respectively. These cash flows consisted of capital expenditures primarily to maintain our facilities of $3.9 million and $2.7 million in 2004 and 2003, respectively.

     Net cash flow used by financing activities was $30.9 million for the three months ended March 31, 2004, due to a $14.0 million pay down of our revolving credit facility, a $10.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility and $6.7 million of advances to CMI. No gain or loss was recorded upon repayment of debt. Net cash flow used by financing activities was $30.8 million for the three months ended March 31, 2003, primarily due to the $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility.

Contractual Obligations and Commitments

     The Company’s contractual obligations and commitments at March 31, 2004 are as follows (in millions):

Payments Due by Period
		Less than	2–3	4–5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$393.1	$0.7	$1.4	$1.4	$389.6
Operating leases (a)	29.4	6.6	7.9	4.3	10.6
Unconditional purchase obligations (b)	63.8	8.9	17.9	17.9	19.1
Management agreement (c)	7.7	1.0	2.0	2.0	2.7

Total contractual cash obligations	$494.0	$17.2	$29.2	$25.6	$422.0

Amount of Commitment Expiration per Period
		Less than	2–3	4–5	After 5
Other Commitments	Total	1 Year	Years	Years	Years
Amount available under the revolving credit facility	$126.8	$–	$–	$126.8	$–
Outstanding letters of credit	8.2	8.2	–	–	–
Outstanding performance bonds (d)	15.3	15.3	–	–	–

Total other commitments	$150.3	$23.5	$–	$126.8	$–

(a)	We lease property and equipment under non-cancelable operating leases for varying periods.

(b)	We have long-term contracts to purchase certain amounts of electricity and steam.

(c)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2004, for additional information.

(d)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K filed with the SEC on March 19, 2004, for additional information related to Sales Contracts.

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

Effects of Currency Fluctuations and Inflation

     We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. The weakened U.S. dollar against the pound sterling and Canadian dollar has had a positive impact on our reported consolidated sales. However, significant changes in the value of the Canadian dollar, the euro or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior credit facilities.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”) which supercedes FIN 46. FIN 46(R) is effective for all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46(R) is applicable to all non-SPEs created prior to February 1, 2003 by public entities at the end of the first interim or annual reporting period ending after March 15, 2004. The

     Company has determined that it has no SPEs. The Company reviewed the applicability of FIN 46(R) to entities other than SPEs and has determined that the adoption of FIN 46(R) did not have a material effect on its consolidated financial statements.

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

Interest Rate Risk

     As of March 31, 2004, we had $68.1 million of debt outstanding under the term loan credit facility and nothing outstanding under our revolving credit facility. Both the term loan credit facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan credit facility borrowings at March 31, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2004 would have increased by approximately $0.2 million. Actual changes will vary from hypothetical changes.

Foreign Currency Risk

     We conduct our business primarily in the United Kingdom and North America and export some products to Europe, Southeast Asia and Latin America. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We will not engage in hedging for speculative investment reasons. Our historical results do not reflect any foreign exchange hedging activity. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

     A hypothetical 10% change in the exchange rates compared to the U.S. dollar would have an estimated $0.4 million impact on earnings for the three months ended March 31, 2004. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

     We have reviewed various options to mitigate the impact of fluctuating natural gas prices. During 2003 and 2004, we instituted a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. Pursuant to our policy, we enter into contractual gas price swaps related to the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas swap derivative contracts outstanding at March 31, 2004 that expire in one year or less and expire greater than one year total $7.0 million and $3.5 million, respectively.

     Excluding gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the three months ended March 31, 2004 would have had an estimated $0.2 million impact on earnings. Actual results will vary based on actual changes in market prices and rates.

Item 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of Compass Minerals Group, Inc. pursuant to Exchange Act Rule 13a-14. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in periodic SEC filings. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our independent auditors.

     There were no significant changes in our disclosure or financial controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

     We have become aware of an aboriginal land claim filed by The Chippewas of Nawash and The Chippewas of Saugeen (the "Chippewas") in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belong to the Chippewas. The land claimed includes land in which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. We have been informed by the Ministry of the Attorney General of Ontario that "Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways." We do not believe that this action will result in a material adverse financial effect on the Company.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith

(b)        Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS GROUP, INC.
Date: May 10, 2004	/s/ Michael E. Ducey
Michael E. Ducey
President and Chief Executive Officer

Date: May 10, 2004	/s/ Rodney L. Underdown
Rodney L. Underdown
Chief Financial Officer and Vice President