Form 10-Q
period 2004-09-30
COMPASS MINERALS GROUP INC
filed 2004-11-15
CIK 1160726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Yes: [  ]   No: [X]

     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 12, 2004 was 1,000 shares.

COMPASS MINERALS GROUP, INC.

Introductory Note

     Compass Minerals Group, Inc. (the “Company”) is restating its combined and consolidated financial statements to correct an error in the calculation of the deferred income tax accounts and related valuation allowance dating back to the year ended December 31, 1998. The effect of the timing of future reversals of existing temporary differences had not been previously considered as a possible source of future taxable income. In addition, the effect of taxable income expected to be generated in the future from sources other than the reversals of existing taxable temporary differences had not been properly considered at December 31, 2002 as a possible source of future taxable income. The Company is also restating the historical balance sheet presentation of advances to its parent company and sole shareholder, Compass Minerals International, Inc., from other non-current assets to a deduction from stockholder’s equity (deficit). The disclosure under the heading “Restatement” in Note 1 to the consolidated financial statements in the Quarterly Report on Form 10-Q describes the effect of the restatement on the consolidated financial statements appearing in this Form 10-Q. The restatement discussed above had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

     The Company is in the process of amending its Annual Report on Form 10-K for the three years ended December 31, 2003 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. The Company intends to file these amended reports as soon as practicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except share data)

	September 30,	December 31,
	2004	2003
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$8.3	$2.6
Receivables, less allowance for doubtful accounts of $2.1 million in 2004 and 2003	64.5	117.4
Inventories	113.4	96.7
Other	2.9	3.7

Total current assets	189.1	220.4
Property, plant and equipment, net	398.2	410.0
Intangible assets – mineral interests and other, net	23.9	24.7
Other	23.6	24.5

Total assets	$634.8	$679.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0.5	$0.8
Accounts payable	57.3	72.6
Accrued expenses	13.0	13.3
Accrued interest	4.5	12.5
Accrued salaries and wages	14.2	13.5
Income taxes payable	0.2	—

Total current liabilities	89.7	112.7
Long-term debt, net of current portion	375.0	419.4
Deferred income taxes	61.0	55.9
Other noncurrent liabilities	38.4	36.4
Commitments and contingencies (Note 9)
Stockholder’s equity (deficit):
Common Stock:
$0.01 par value, authorized shares— 1,000 shares authorized, issued and outstanding	—	—
Additional paid in capital	354.7	354.7
Accumulated deficit	(282.6)	(314.6)
Advances to parent	(31.7)	(10.4)
Accumulated other comprehensive income	30.3	25.5

Total stockholder’s equity	70.7	55.2

Total liabilities and stockholder’s equity	$634.8	$679.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Sales	$111.7	$97.1	$459.1	$398.5
Cost of sales – shipping and handling	27.8	24.1	124.9	109.3
Cost of sales – products	58.0	55.1	216.2	199.5

Gross profit	25.9	17.9	118.0	89.7
Selling, general and administrative expenses	13.3	11.2	39.7	34.3

Operating earnings	12.6	6.7	78.3	55.4
Other (income) expense:
Interest expense	9.3	10.0	28.0	29.2
Other, net	3.3	1.6	4.0	4.5

Income (loss) before income taxes	—	(4.9)	46.3	21.7
Income tax expense (benefit)	0.6	(2.2)	14.3	6.4

Net income (loss)	$(0.6)	$(2.7)	$32.0	$15.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited)
For the nine months ended September 30, 2004
(in millions)

					Accumulated
		Additional		Advances	Other
	Common	Paid In	Accumulated	to	Comprehensive
	Stock	Capital	Deficit	Parent	Income	Total
Balance, December 31, 2003 (restated)	$—	$354.7	$(314.6)	$(10.4)	$25.5	$55.2
Advances to parent				(21.3)		(21.3)
Comprehensive income:
Net income			32.0			32.0
Unrealized gain on cash flow hedges, net of tax					1.3	1.3
Cumulative translation adjustment					3.5	3.5

Comprehensive income						36.8

Balance, September 30, 2004	$—	$354.7	$(282.6)	$(31.7)	$30.3	$70.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Nine months ended
	September 30,
	2004	2003
		(restated)
Cash flows from operating activities:
Net income	$32.0	$15.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	30.4	31.2
Finance fee amortization	1.2	1.2
Deferred income taxes	6.8	(1.4)
Loss on disposal of property, plant & equipment	—	0.1
Other	0.1	—
Changes in operating assets and liabilities:
Receivables	54.7	42.0
Inventories	(15.5)	(1.3)
Other assets	0.6	(2.5)
Accounts payable and accrued expenses	(20.9)	(32.0)
Other noncurrent liabilities	(1.2)	(1.1)

Net cash provided by operating activities	88.2	51.5

Cash flows from investing activities:
Capital expenditures	(16.4)	(9.7)
Acquisition of intangible assets	—	(21.1)
Other	0.3	(0.2)

Net cash used in investing activities	(16.1)	(31.0)

Cash flows from financing activities:
Dividend paid to parent	—	(21.7)
Principal payments on long-term debt, including capital leases	(30.6)	(30.9)
Revolver activity	(14.0)	17.5
Advances to parent	(21.3)	(3.9)
Capital contribution from parent	—	8.8

Net cash used in financing activities	(65.9)	(30.2)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.4

Net increase in cash and cash equivalents	5.7	(8.3)

Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$8.3	$3.6

Supplemental cash flow information:
Interest paid	$34.9	$35.8
Income taxes paid, net of refunds	6.7	8.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Formation and Basis of Presentation:

     Compass Minerals Group, Inc. (“CMG” or the “Company”) is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMG serves a variety of markets, including agriculture, food processing, chemical processing, water conditioning and highway deicing. CMG is a wholly owned subsidiary of Compass Minerals International, Inc. (“CMI”).

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in CMG’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the three years ended December 31, 2003, which is in the process of being amended. See the disclosure under the heading “Restatement” below.

Restatement: The Company determines its current and deferred income taxes on a separate company basis. Prior to the quarter ended September 30, 2004, the Company recorded full valuation allowances against certain U.S. deferred tax assets. The Company, after discussions with its independent registered public accounting firms, has subsequently determined that future reversals of existing taxable temporary differences (deferred tax liabilities) should have been considered as a possible source of taxable income when evaluating the need for a valuation allowance against deferred tax assets. In addition, the Company determined that at December 31, 2002 a valuation allowance against certain U.S. deferred tax assets in the amount of $13.1 million was no longer necessary based on an assessment of potential sources of future taxable income other than reversals of existing taxable temporary differences. Upon consideration of these sources of future taxable income, the Company has now determined that it had overstated its deferred tax asset valuation allowance and, thereby, understated its deferred tax assets.

     As a result, the Company has recalculated its deferred income tax accounts and related valuation allowance at the end of each year from December 31, 1998 through December 31, 2003 and the six months ended June 30, 2004 and has restated its consolidated financial statements and the accompanying notes to the consolidated financial statements, as applicable, for the three and nine-month periods ended September 30, 2003 to reflect the adjustments in the deferred income tax accounts and related valuation allowance. These adjustments during the previous reporting periods had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

     The following is a summary of the effects of these non-cash adjustments (in millions):

Cumulative decrease to deferred income tax liability and increase to stockholder’s equity (deficit) at January 1, 2003	$24.0
Decrease in income tax expense and increase in net income for the three-months ended September 30, 2003	1.1
Increase in income tax expense and decrease in net income for the nine-months ended September 30, 2003	(2.1)
Cumulative decrease to deferred income tax liability and increase to stockholder’s equity (deficit) at January 1, 2004	21.8

     Prior to September 30, 2004, the Company presented advances to its parent company and sole shareholder, Compass Minerals International, Inc., as a component of other non-current assets. The Company has subsequently determined that these advances should have been presented as a deduction from stockholder’s equity (deficit) in the consolidated balance sheets and statements of stockholder’s equity (deficit). The effect of this restatement is a reduction in total assets and stockholder’s equity (deficit) at December 31, 2003 in the amount of $10.4 million.

     The following tables present (in millions, except share data) the impact of the restatement on the consolidated statements of operations, the consolidated balance sheets and consolidated statements of cash flows. The amounts previously reported are derived from the Company’s historical filings with the SEC.

	For the three months ended		For the nine months ended
	September 30, 2003		September 30, 2003
	Amounts		Amounts
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated statement of operations:
Income (loss) before income taxes	$(4.9)	$(4.9)	$21.7	$21.7
Income tax expense (benefit)	(1.1)	(2.2)	4.3	6.4

Net income (loss)	$(3.8)	$(2.7)	$17.4	$15.3

	December 31, 2003
	Amounts
	Previously	As
	Reported	Restated
Consolidated balance sheet:
Other noncurrent assets	$34.9	$24.5
Total assets	690.0	679.6
Deferred income tax liabilities	77.7	55.9
Additional paid in capital	341.9	354.7
Accumulated deficit	(323.6)	(314.6)
Advances to parent	—	(10.4)
Total stockholder’s equity (deficit)	43.8	55.2

	For the nine months ended
	September 30, 2003
	Amounts
	Previously	As
	reported	Restated
Consolidated statement of cash flows:
Net income	$17.4	$15.3
Deferred income taxes	(3.5)	(1.4)
Net cash provided by operating activities	51.5	51.5

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

     In April 2004, the FASB issued FASB staff position (“FSP”) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” This FSP amends SFAS Nos. 141 and 142, and requires mineral rights to be accounted for as tangible assets based on the consensus reached in EITF 04-2. The Company adopted the guidance in the FSP on July 1, 2004, resulting in the balance sheet reclassification of approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment. At December 31, 2003, approximately $148.0 million of net mineral rights were similarly reclassified. This FSP had no impact on the Company’s consolidated statements of operations or cash flows.

3. Inventories:

     Inventories consist of the following (in millions):

	September 30,	December 31,
	2004	2003
Finished goods	$97.9	$84.1
Raw materials and supplies	15.5	12.6

	$113.4	$96.7

4. Property, Plant and Equipment:

     As discussed in Note 2, Recent Accounting Pronouncements, the Company reclassified approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment on July 1, 2004. At December 31, 2003, approximately $148.0 million of net mineral rights were similarly reclassified. The Company leases probable mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s leased mineral interests are amortized on a units-of-production basis. The Company also owns other mineral properties. The Company’s owned mineral properties are amortized on a straight-line basis over their estimated useful lives.

     At September 30, 2004, mineral properties and rights include leased probable mineral reserves and owned mineral properties of approximately $158.6 million and $20.4 million, respectively, with accumulated depletion of $11.9 million and $12.6 million, respectively. At December 31, 2003, mineral properties and rights include leased probable mineral reserves and owned mineral properties of approximately $158.6 million and $20.3 million, respectively, with accumulated depletion of $10.6 million and $12.3 million, respectively.

     Property, plant and equipment consists of the following (in millions):

	September 30,	December 31,
	2004	2003
Land and buildings	$138.9	$135.9
Machinery and equipment	411.9	408.3
Furniture and fixtures	9.7	9.6
Mineral properties and rights	179.0	178.9
Construction in progress	18.5	6.5

	758.0	739.2
Less accumulated depreciation and depletion	359.8	329.2

	$398.2	$410.0

5. Intangible Assets:

     The Company acquired intangible assets related to its SOP segment during 2003. These assets are being amortized on a straight-line basis over their estimated useful lives. The aggregate amortization of intangible assets for the three months ended September 30, 2004 and 2003 was $0.2 million and zero, respectively, and for the nine months ended September 30, 2004 and 2003 was $0.8 million and zero, respectively. Estimated amortization expense from fiscal 2004 to fiscal 2008 is approximately $1.1 million annually.

     Intangible assets consist of the following (in millions):

	September 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
SOP long-term customer contract	$0.5	$0.1	$0.4	$0.5	$—	$0.5
Other SOP intangible asset	24.3	0.8	23.5	24.3	0.1	24.2

	$24.8	0.9	23.9	$24.8	$0.1	$24.7

6. Income Taxes:

     The Company determines its current and deferred income taxes on a separate company basis. Income tax expense (benefit) for the three months ended September 30, 2004 and 2003 was $0.6 million and $(2.2) million, respectively. Income tax expense for the nine months ended September 30, 2004 and 2003 was $14.3 million and $6.4 million, respectively. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials and foreign mining income taxes.

     At September 30, 2004, we had approximately $71.0 million of net operating loss carryforwards (“NOLs”) that expire between 2007 and 2022. The Company has recorded a valuation allowance for a portion of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized given the annual limitations from prior ownership changes. As of September 30, 2004 and December 31, 2003, the Company’s valuation allowance was $9.8 million and $12.7 million, respectively. If sufficient evidence exists in the future that more or less of the Company’s deferred tax assets should be realized, an adjustment to the valuation allowance will be made at that time.

     For the three and nine-month periods ended September 30, 2003, the Company originally reported income tax (benefit) expense of $(1.1) and $4.3 million, respectively. The Company originally recorded a full valuation allowance against certain U.S. deferred tax assets. As part of the restatement to the combined and consolidated financial statements further described under the heading “Restatement” in Note 1 to this report, the Company decreased the valuation allowance against certain U.S. deferred tax assets by $24.0 million as of January 1, 2003. As a result of this restatement, income tax (benefit) expense for the three and nine-month periods ended September 30, 2003 was $(2.2) million and $6.4 million, respectively. Income tax (benefit) expense for these periods, as originally reported, reflected an income tax (benefit) expense for the change in valuation allowance that resulted from the (utilization) generation of NOLs that were fully offset by a valuation allowance. Due to the restatement of the valuation allowance as of January 1, 2003, the (utilization) generation of NOLs in the three and nine-month periods ended September 30, 2003 did not result in an income tax (benefit) expense as the NOLs (utilized) generated were not fully offset by a valuation allowance.

7. Long-term Debt:

     Third-party long-term debt consists of the following (in millions):

	September 30,	December 31,
	2004	2003
Senior Subordinated Notes	$325.0	$325.0
Term Loan	47.8	78.3
Revolving Credit Facility	—	14.0

	372.8	417.3
Premium on Senior Subordinated Notes, net	2.7	2.9
Less: current portion	(0.5)	(0.8)

	$375.0	$419.4

8. Pension Plans:

     The components of net periodic benefit cost for the three-month and nine-month periods ended September 30, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost for benefits earned during the year	$0.3	$0.3	$0.9	$1.0
Interest cost on projected benefit obligation	0.8	0.7	2.4	2.1
Return on plan assets	(0.7)	(0.5)	(2.1)	(1.6)
Net amortization and deferral	0.2	0.3	0.5	0.9

Net pension expense	$0.6	$0.8	$1.7	$2.4

     The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. For the nine months ended September 30, 2004, $1.2 million of contributions have been made. The Company presently anticipates contributing an additional $0.4 million to fund its defined benefit pension plans for the remainder of 2004 for a total of $1.6 million.

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

Parent Company Obligations

     Advances to CMG’s parent company and sole shareholder, CMI, in the amount of $31.7 million and $10.4 million at September 30, 2004 and December 31, 2003, respectively, are now presented as a deduction from stockholder’s equity. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The advances to parent are non-interest bearing.

     As of September 30, 2004, CMI had recorded approximately $83.3 million and $117.4 million for its senior discount notes and subordinated discount notes, respectively. As of December 31, 2003, CMI had recorded approximately $75.7 million and $107.4 million for its senior discount notes and subordinated discount notes, respectively. The senior discount notes and subordinated discount notes are not a part of CMG’s consolidated financial statements. However, CMG’s operations are currently the main source of cash that is expected to service the senior discount notes, subordinated discount notes and any future dividends on CMI common stock.

10. Operating Segments:

     Segment information is as follows (in millions):

Three months ended September 30, 2004	Salt	Potash	Other (a)	Total
Sales to external customers	$94.4	$17.3	$—	$111.7
Intersegment sales	—	2.6	(2.6)	—
Cost of sales – shipping and handling costs	25.2	2.6	—	27.8
Operating earnings (loss)	12.8	5.0	(5.2)	12.6
Depreciation, depletion and amortization	8.1	2.0	—	10.1
Total assets	485.9	134.6	14.3	634.8

Three months ended September 30, 2003	Salt	Potash	Other (a)	Total
Sales to external customers	$85.0	$12.1	$—	$97.1
Intersegment sales	—	2.5	(2.5)	—
Cost of sales – shipping and handling costs	22.0	2.1	—	24.1
Operating earnings (loss)	9.4	1.4	(4.1)	6.7
Depreciation, depletion and amortization	9.7	2.1	—	11.8
Total assets, restated	462.5	136.1	15.4	614.0

Nine months ended September 30, 2004	Salt	Potash	Other (a)	Total
Sales to external customers	$397.4	$61.7	$—	$459.1
Intersegment sales	—	7.4	(7.4)	—
Cost of sales – shipping and handling costs	115.1	9.8	—	124.9
Operating earnings (loss)	79.3	14.2	(15.2)	78.3
Depreciation, depletion and amortization	24.4	6.0	—	30.4

Nine months ended September 30, 2003	Salt	Potash	Other (a)	Total
Sales to external customers	$359.8	$38.7	$—	$398.5
Intersegment sales	—	6.4	(6.4)	—
Cost of sales – shipping and handling costs	102.9	6.4	—	109.3
Operating earnings (loss)	63.6	4.2	(12.4)	55.4
Depreciation, depletion and amortization	25.2	6.0	—	31.2

(a)	“Other” includes corporate entities and eliminations.

11. Other Comprehensive Income (loss):

The Company’s comprehensive income (loss) is comprised of net income (loss), the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three-month and nine-month periods ended September 30, are (in millions):

	Three months ended September 30,		Nine months ended September 30,
		2003		2003
	2004	(restated)	2004	(restated)
Net income (loss)	$(0.6)	$(2.7)	$32.0	$15.3
Unrealized gain (loss) on cash flow hedges, net of tax	0.7	—	1.3	(0.2)
Cumulative translation adjustment	4.8	0.2	3.5	11.1

Comprehensive income (loss)	$4.9	$(2.5)	$36.8	$26.2

     The following tables provide additional detail related to amounts recorded in the Company’s other comprehensive income (loss) during the nine-month period ended September 30, 2004 (in millions):

				Accumulated
	Minimum	Unrealized gain	Foreign	Other
	Pension	on cash flow	currency	Comprehensive
	Liability	hedges	Adjustments	Income
Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	—	1.3	3.5	4.8

Balance at September 30, 2004	$(7.0)	$2.1	$35.2	$30.3

	Before tax	Tax	Net-of-tax
For the nine-months ended September 30, 2004:	Amount	expense	Amount
Unrealized gains on cash flow hedges	$1.7	$(0.4)	$1.3
Foreign currency translation adjustment	3.5	—	3.5

Other comprehensive income (loss)	$5.2	$(0.4)	$4.8

12. Guarantor/Non-guarantor Condensed Consolidated Statements:

     As discussed in Note 8 to the consolidated financial statements included in the Annual Report on Form 10-K, the Company issued a total of $325.0 million of 10% Senior Subordinated Notes due 2011. These notes were unsecured obligations of CMG, however, they were guaranteed on an unsecured basis by its domestic subsidiaries. The guarantee is full and unconditional. As discussed in Note 1, prior period information has been restated.

     The following condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
September 30, 2004
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Cash and cash equivalents	$3.0	$5.3	$—	$—	$8.3
Receivables, net	39.7	24.8	—	—	64.5
Inventories	80.5	32.9	—	—	113.4
Other current assets	1.5	1.4	—	—	2.9
Property, plant and equipment, net	211.3	186.9	—	—	398.2
Intangible assets	23.9	—	—	—	23.9
Investment in subsidiaries	—	—	566.7	(566.7)	—
Other	8.0	4.3	11.3	—	23.6

Total assets	$367.9	$255.6	$578.0	$(566.7)	$634.8

Current portion of long-term debt	$—	$—	$0.5	$—	$0.5
Other current liabilities	50.1	37.3	1.8	—	89.2

Total current liabilities	50.1	37.3	2.3	—	89.7
Long-term debt, net of current portion	—	—	375.0	—	375.0
Due to (from) affiliates	(185.7)	75.0	110.7	—	—
Other noncurrent liabilities	63.9	16.2	19.3	—	99.4
Total stockholder’s equity	439.6	127.1	70.7	(566.7)	70.7

Total liabilities and common stockholder’s equity	$367.9	$255.6	$578.0	$(566.7)	$634.8

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
December 31, 2003, restated
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	203.9	206.1	—	—	410.0
Intangible assets	24.7	—	—	—	24.7
Investment in subsidiaries	—	—	524.8	(524.8)	—
Other	7.9	3.9	12.7	—	24.5

Total assets	$374.7	$293.0	$536.7	$(524.8)	$679.6

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	45.6	11.1	—	111.9

Total current liabilities	55.2	45.6	11.9	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	79.0	2.4	10.9	—	92.3
Total stockholder’s equity	362.9	161.9	55.2	(524.8)	55.2

Total liabilities and common stockholder’s equity	$374.7	$293.0	$536.7	$(524.8)	$679.6

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2003, as previously reported
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets—mineral interests and other, net	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	512.7	(512.7)	—
Other	7.9	14.3	12.7	—	34.9

Total assets	$374.7	$303.4	$524.6	$(512.7)	$690.0

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	46.3	10.4	—	111.9

Total current liabilities	55.2	46.3	11.2	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	100.8	2.4	10.9	—	114.1
Total stockholder’s equity	341.1	171.6	43.8	(512.7)	43.8

Total liabilities and common stockholder’s equity	$374.7	$303.4	$524.6	$(512.7)	$690.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended September 30, 2004 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$68.0	$43.7	$—	$—	$111.7
Cost of sales – shipping and handling	19.7	8.1	—	—	27.8
Cost of sales – products	30.6	27.4	—	—	58.0

Gross profit	17.7	8.2	—	—	25.9
Selling, general and administrative expenses	7.7	5.6	—	—	13.3

Operating income	10.0	2.6	—	—	12.6
Interest expense	0.1	2.3	6.9	—	9.3
Other (income) expense	(0.1)	3.4	—	—	3.3
(Earnings) in equity of subsidiary	—	—	(4.2)	4.2	—

Income (loss) before income taxes	10.0	(3.1)	(2.7)	(4.2)	—
Income tax expense (benefit)	3.7	(1.0)	(2.1)	—	0.6

Net income (loss)	$6.3	$(2.1)	$(0.6)	$(4.2)	$(0.6)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Nine Months Ended September 30, 2004 (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$285.0	$174.1	$—	$—	$459.1
Cost of sales – shipping and handling	86.5	38.4	—	—	124.9
Cost of sales – products	126.4	89.8	—	—	216.2

Gross profit	72.1	45.9	—	—	118.0
Selling, general and administrative expenses	22.7	17.0	—	—	39.7

Operating income	49.4	28.9	—	—	78.3
Interest expense	0.2	6.7	21.1	—	28.0
Other (income) expense	0.1	3.9	—	—	4.0
(Earnings) in equity of subsidiary	—	—	(42.0)	42.0	—

Income (loss) before income taxes	49.1	18.3	20.9	(42.0)	46.3
Income tax expense (benefit)	19.3	6.1	(11.1)	—	14.3

Net income (loss)	$29.8	$12.2	$32.0	$(42.0)	$32.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended September 30, 2003, restated (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$60.7	$36.4	$—	$—	$97.1
Cost of sales – shipping and handling	17.8	6.3	—	—	24.1
Cost of sales – products	32.1	23.0	—	—	55.1

Gross profit	10.8	7.1	—	—	17.9
Selling, general and administrative expenses	6.3	4.9	—	—	11.2

Operating income	4.5	2.2	—	—	6.7
Interest expense	0.1	2.5	7.4	—	10.0
Other (income) expense	(0.7)	1.4	0.9	—	1.6
(Earnings) in equity of subsidiary	—	—	(3.7)	3.7	—

Income (loss) before income taxes	5.1	(1.7)	(4.6)	(3.7)	(4.9)
Income tax expense (benefit)	(0.1)	(0.2)	(1.9)	—	(2.2)

Net income (loss)	$5.2	$(1.5)	$(2.7)	$(3.7)	$(2.7)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended September 30, 2003, as previously reported (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$60.7	$36.4	$—	$—	$97.1
Cost of sales – shipping and handling	17.8	6.3	—	—	24.1
Cost of sales – products	32.1	23.0	—	—	55.1

Gross profit	10.8	7.1	—	—	17.9
Selling, general and administrative expenses	6.3	4.9	—	—	11.2

Operating income	4.5	2.2	—	—	6.7
Interest expense	0.1	2.5	7.4	—	10.0
Other (income) expense	(0.7)	1.4	0.9	—	1.6
(Earnings) in equity of subsidiary	—	—	(2.6)	2.6	—

Income (loss) before income taxes	5.1	(1.7)	(5.7)	(2.6)	(4.9)
Income tax expense (benefit)	1.0	(0.2)	(1.9)	—	(1.1)

Net income (loss)	$4.1	$(1.5)	$(3.8)	$(2.6)	$(3.8)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Nine Months Ended September 30, 2003, restated (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$254.2	$144.3	$—	$—	$398.5
Cost of sales – shipping and handling	79.5	29.8	—	—	109.3
Cost of sales – products	119.4	80.1	—	—	199.5

Gross profit	55.3	34.4	—	—	89.7
Selling, general and administrative expenses	19.3	15.0	—	—	34.3

Operating income	36.0	19.4	—	—	55.4
Interest expense	0.4	6.8	22.0	—	29.2
Other (income) expense	(1.1)	3.6	2.0	—	4.5
(Earnings) in equity of subsidiary	—	—	(28.5)	28.5	—

Income (loss) before income taxes	36.7	9.0	4.5	(28.5)	21.7
Income tax expense (benefit)	12.6	4.6	(10.8)	—	6.4

Net income (loss)	$24.1	$4.4	$15.3	$(28.5)	$15.3

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Nine Months Ended September 30, 2003, as previously reported (in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Sales	$254.2	$144.3	$—	$—	$398.5
Cost of sales – shipping and handling	79.5	29.8	—	—	109.3
Cost of sales – products	119.4	80.1	—	—	199.5

Gross profit	55.3	34.4	—	—	89.7
Selling, general and administrative expenses	19.3	15.0	—	—	34.3

Operating income	36.0	19.4	—	—	55.4
Interest expense	0.4	6.8	22.0	—	29.2
Other (income) expense	(1.1)	3.6	2.0	—	4.5
(Earnings) in equity of subsidiary	—	—	(30.6)	30.6	—

Income (loss) before income taxes	36.7	9.0	6.6	(30.6)	21.7
Income tax expense (benefit)	10.5	4.6	(10.8)	—	4.3

Net income (loss)	$26.2	$4.4	$17.4	$(30.6)	$17.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2004
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Net cash provided by operating activities	$74.3	$41.8	$(27.9)	$—	$88.2
Cash flows from investing activities:
Capital expenditures	(8.4)	(8.0)	—	—	(16.4)
Other	—	0.3	—	—	0.3

Net cash used in investing activities	(8.4)	(7.7)	—	—	(16.1)
Cash flows from financing activities:
Principal payments on other long-term debt, including capital leases	—	—	(30.6)	—	(30.6)
Revolver activity	—	—	(14.0)	—	(14.0)
Advances to parent, net	(53.2)	(39.6)	71.5	—	(21.3)

Net cash provided by (used in) financing activities	(53.2)	(39.6)	26.9	—	(65.9)
Effect of exchange rate changes on cash and cash equivalents	—	(1.5)	1.0	—	(0.5)

Net increase in cash and cash equivalents	12.7	(7.0)	—	—	5.7
Cash and cash equivalents, beginning of period	0.3	2.3	—	—	2.6

Cash and cash equivalents, end of period	$13.0	$(4.7)	$—	$—	$8.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2003
(in millions)

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated
Net cash provided (used in) by operating activities	$68.3	$15.3	$(32.1)	$—	$51.5
Cash flows from investing activities:
Capital expenditures	(5.3)	(4.4)	—	—	(9.7)
Acquisition of intangible assets	(21.1)	—	—	—	(21.1)
Other	—	(0.2)			(0.2)

Net cash used in investing activities	(26.4)	(4.6)	—	—	(31.0)
Cash flows from financing activities:
Dividends paid to parent	—	—	(21.7)	—	(21.7)
Principal payments on other long-term debt, including capital leases	—	—	(30.9)	—	(30.9)
Revolver	—	—	17.5	—	17.5
Advances to parent, net	—	—	(3.9)	—	(3.9)
Capital contribution from parent	—	8.8	—		8.8
Payments (to) from Affiliates, net	(46.2)	(22.9)	69.1	—	—

Net cash provided by (used in) financing activities	(46.2)	(14.1)	30.1	—	(30.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	2.0	—	1.4

Net increase (decrease) in cash and cash equivalents	(4.3)	(4.0)	—	—	(8.3)
Cash and cash equivalents, beginning of period	6.5	5.4	—	—	11.9

Cash and cash equivalents, end of period	$2.2	$1.4	$—	$—	$3.6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, other than statements of historical fact contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported from time to time in the Company’s SEC reports.

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

Critical Accounting Estimates

     Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on March 19, 2004, which is in the process of being amended, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2004 other than those described in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

     The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(restated)		(restated)
	(dollars in millions, except per ton data)
Sales	$111.7	$97.1	$459.1	$398.5
Cost of sales – shipping and handling	27.8	24.1	124.9	109.3
Cost of sales – products	58.0	55.1	216.2	199.5

Gross profit	25.9	17.9	118.0	89.7
Selling, general and administrative expenses	13.3	11.2	39.7	34.3

Operating income	12.6	6.7	78.3	55.4
Interest expense	9.3	10.0	28.0	29.2
Other expense	3.3	1.6	4.0	4.5

Income (loss) before income taxes	—	(4.9)	46.3	21.7
Income tax expense (benefit)	0.6	(2.2)	14.3	6.4

Net income (loss)	$(0.6)	$(2.7)	$32.0	$15.3

Sales by Segment:
Salt	$94.4	$85.0	$397.4	$359.8
Specialty potash fertilizers	17.3	12.1	61.7	38.7

Total	$111.7	$97.1	$459.1	$398.5

Sales Volumes (in thousands of tons):
Highway deicing	1,219	1,068	6,744	6,355
General trade	692	677	2,107	2,042
Specialty potash	76	59	276	183
Average Sales Price (per ton):
Highway deicing	$26.39	$25.31	$30.07	$28.77
General trade	89.97	85.42	92.40	86.64
Specialty potash	227.09	206.34	223.53	211.84

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Sales

     Sales for the three months ended September 30, 2004 of $111.7 million increased $14.6 million, or 15% compared to $97.1 million for the same period in 2003. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and sulfate of potash (“SOP”) product to the customer. Such shipping and handling fees were $27.8 million during the three months ended September 30, 2004, an increase of $3.7 million compared to $24.1 million for the same period in 2003. The increase in shipping and handling related fees for the three months ended September 30, 2004 is due to the increase in volume of products sold as compared to the same period in 2003.

     Product Sales for the three months ended September 30, 2004 of $83.9 million increased $10.9 million, or 15% compared to $73.0 million for the same period in 2003. Salt Product Sales for the three months ended September 30, 2004 of $69.2 million increased $6.2 million, or 10% compared to $63.0 million for the same period in 2003 primarily due to increased sales volumes in our highway deicing product lines ($2.2 million) and increased sales volumes in our general trade product line ($0.8 million). The increased sales volumes in our highway deicing product lines was due to increased industrial chemical sales volumes in North America and slightly higher early fills of highway deicing salt in the U.K. The increased sales volumes in our general trade product line was primarily due to higher sales of non-weather-dependent consumer salt products partially offset by lower consumer deicing product volumes. Additionally, salt Product Sales were favorably impacted by approximately $1.8 million from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. Improved pricing in our highway deicing product lines and North American general trade product line improved product sales of approximately $1.0 million and $0.7 million, respectively.

     Specialty potash fertilizer Product Sales for the three months ended September 30, 2004 of $14.7 million increased $4.7 million, or 47% compared to $10.0 million for the same period in 2003 primarily due to increased sales volumes of approximately 17,000 tons ($3.6 million), reflecting increases in both domestic and international sales due to increased demand for potash fertilizers and the purchase and successful integration of IMC Global, Inc.’s (“IMC Global”) former SOP marketing business. Average sales prices were also higher by approximately $1.0 million.

Gross Profit

     Gross profit for the three months ended September 30, 2004 of $25.9 million increased $8.0 million, or 45% compared to $17.9 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved prices (approximately $2.7 million) and volumes (approximately $1.9 million) and changes in foreign exchange rates as described above ($0.7 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by approximately $2.7 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended September 30, 2004 of $13.3 million increased $2.1 million, or 19% compared to $11.2 million for the same period in 2003. The increase primarily reflects increased general liability insurance costs of approximately $0.5 million and the impact of changes in foreign exchange rates of approximately $0.4 million.

Interest Expense

     Interest expense for the third quarter of 2004 of $9.3 million decreased $0.7 million compared to $10.0 million for the same period in 2003. Lower amounts of debt were partially offset by higher average interest rates on the Company’s outstanding debt.

Other Expense / (Income)

     Other expense for the three months ended September 30, 2004 of $3.3 million increased $1.7 million compared to $1.6 million for the same period in 2003. The increase is due to increased foreign exchange losses in the three months ended September 30, 2004.

Income Tax Expense(Benefit)

     Income tax expense for the three months ended September 30, 2004 of $0.6 million increased $2.8 million compared to income tax benefit of $2.2 million for the same period in 2003. The increase in income tax expense is primarily due to higher income before income taxes during the three months ended September 30, 2004 as compared to the same period in 2003. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials and foreign mining income taxes.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Sales

     Sales for the nine months ended September 30, 2004 of $459.1 million increased $60.6 million, or 15% compared to $398.5 million for the nine months ended September 30, 2003. Sales include Product Sales, as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $124.9 million during the nine months ended September 30, 2004, an increase of $15.6 million compared to the nine months ended September 30, 2003 shipping and handling fees of $109.3 million. The increase in shipping and handling related fees for the nine months ended September 30, 2004 is due to the increase in volume of products sold as compared to the same period in 2003.

     Product Sales for the nine months ended September 30, 2004 of $334.2 million increased $45.0 million, or 16% compared to $289.2 million for the same period in 2003. Salt Product Sales for the nine months ended September 30, 2004 of $282.3 million increased $25.4 million, or 10% compared to $256.9 million for the same period in 2003 primarily due to increased sales volumes in our highway deicing product lines ($6.2 million) and increased sales volumes in our general trade product line ($5.3 million). The increased sales volumes in our highway deicing product line came mainly from the U.K. (approximately 262,000 tons) and was primarily due to more normal winter weather in the U.K. in the March quarter of 2004 compared to an extremely mild March quarter in 2003. The increased sales volumes in our North American general trade product line of approximately 61,000 tons was primarily due to above average winter weather on the East Coast, where our consumer deicing products are sold.

     Salt Product Sales were also favorably impacted by approximately $11.8 million from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. Average sales prices, net of foreign exchange effects, remained relatively consistent.

     Specialty potash fertilizer Product Sales for the nine months ended September 30, 2004 of $51.9 million increased $19.6 million, or 61% compared to $32.3 million for the same period in 2003 primarily due to increased sales volumes of approximately 93,000 tons ($18.0 million), reflecting increases in both domestic and international market share primarily due to the purchase and successful integration of IMC Global’s former SOP marketing business. Average sales prices were also higher by approximately $2.5 million.

Gross Profit

     Gross profit for the nine months ended September 30, 2004 of $118.0 million increased $28.3 million, or 32% compared to $89.7 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved prices and volumes ($4.0 million and $8.7 million, respectively) and changes in foreign exchange rates as described above ($5.5 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by approximately $10.3 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine months ended September 30, 2004 of $39.7 million increased $5.4 million, or 16% compared to $34.3 million for the same period in 2003. The increase primarily reflects increased general liability insurance costs of approximately $0.5 million, higher selling and marketing costs associated with servicing SOP customers from the Carlsbad SOP marketing business acquired in 2003 of $0.5 million, additional variable compensation and benefit costs of approximately $1.4 million due to improved financial results, and the impact of changes in foreign exchange rates of approximately $1.5 million.

Interest Expense

     Interest expense for the nine months ended September 30, 2004 of $28.0 million decreased $1.2 million compared to $29.2 million for the same period in 2003. Lower amounts of debt were partially offset by higher average interest rates on the Company’s outstanding debt.

Other Expense / (Income)

     Other expense for the nine months ended September 30, 2004 of $4.0 million decreased $0.5 million compared to other expense of $4.5 million for the same period in 2003. In the nine months ended September 30, 2003, we recorded $1.1 million of costs related to amending the Senior Credit Facility. Additionally, as part of other expense, we recorded foreign exchange losses of $4.0 million and $3.3 million in the nine months ended September 30, 2004 and 2003, respectively.

Income Tax Expense (Benefit)

     Income tax expense for the nine months ended September 30, 2004 of $14.3 million increased $7.9 million compared to income tax expense of $6.4 million for the same period in 2003. The increase in income tax expense is primarily due to higher income before income taxes during the nine months ended September 30, 2004 as compared to the same period in 2003. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials and foreign mining income taxes.

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

     On November 28, 2001, Apollo Management V, L.P., through its subsidiary, YBR Holdings LLC, acquired control of CMG’s parent, Compass Minerals International, Inc. (“CMI”), from IMC Global, Inc. pursuant to a recapitalization transaction (“Recapitalization”) with assets and liabilities of CMG retaining their historical value. We have incurred substantial indebtedness in connection with the Recapitalization and subsequent financings. As of September 30, 2004, we had $372.8 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of senior subordinated notes and $47.8 million of our term loan. Our senior credit facility provides for a revolving credit facility in an aggregate amount of up to $135.0 million. As of September 30, 2004, no indebtedness was outstanding under our revolving credit facility and $8.2 million of letters of credit were outstanding, leaving approximately $126.8 million available under our revolving credit facility. Future borrowings under our revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We maintained $8.3 million in cash on hand as of September 30, 2004.

     As of September 30, 2004, our parent corporation, CMI, also maintained $83.3 million of senior discount notes with a face value of $123.5 million and $117.4 million of senior subordinated discount notes with a face value of $179.6 million. The senior discount notes and senior subordinated discount notes are not part of our consolidated financial statements. These notes have neither current cash interest nor maturity obligations until 2008. Our operations are currently the main source of cash that is expected to service the senior discount notes, senior subordinated discount notes and any future dividends on CMI common stock.

     During the nine months ended September 30, 2004, cash flows from operations were $88.2 million. We used a portion of those cash flows to pay down $14.0 million of our revolving credit facility that was outstanding as of December 31, 2003 and to make a $30.0 million voluntary principal payment on our term loan.

     Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the senior subordinated notes, senior credit facility and our parent’s senior discount notes and senior subordinated discount notes. As of September 30, 2004, we are in compliance with all conditions and covenants related to the senior credit facility and senior subordinated notes and our parent, CMI, is in compliance with all conditions and covenants related to its senior discount notes and senior subordinated discount notes.

For the Nine Months Ended September 30, 2004 and 2003

     Net cash flow generated by operating activities for the nine months ended September 30, 2004 and 2003 was $88.2 million and $51.5 million, respectively. Of these amounts, $18.3 million and $8.7 million for 2004 and 2003, respectively, were generated by working capital reductions. The primary working capital reductions for 2004 and 2003 were decreases in receivables of $54.7 million and $42.0 million, respectively, and decreases in inventories of $15.5 million and $1.3 million, respectively. These reductions were partially offset by decreases in accounts payable and accrued expenses of $20.9 million and $32.0 million, respectively. These reductions are indicative of the seasonal nature of highway deicing product line sales.

     Net cash flow used by investing activities for the nine months ended September 30, 2004 and 2003, was $16.1 million and $31.0 million, respectively. These cash flows consisted of capital expenditures primarily to maintain our facilities of $16.4 million and $9.7 million in 2004 and 2003, respectively, and $21.1 million in 2003 related to our purchase of certain intangible assets related to IMC’s SOP business.

     Net cash flow used by financing activities was $65.9 million for the nine months ended September 30, 2004, due to a $14.0 million pay down of our revolving credit facility, $30.0 million in voluntary principal repayments that reduced the amount of long-term debt outstanding under our term loan credit facility and $21.3 million of advances to CMI. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. No gain or loss was recorded upon repayment of debt. Net cash flow used by financing activities was $30.2 million for the nine months ended September 30, 2003, due to $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility, $21.7 million of dividends paid to CMI and $3.9 million of advances to CMI. The cash uses were offset by the receipt of a $8.8 million capital contribution from CMI to pay income taxes for periods prior to the Recapitalization indemnified by IMC.

Contractual Obligations and Commitments

     The Company’s contractual obligations and commitments at September 30, 2004 are as follows (in millions):

Payments Due by Period

		Less
		than	2–3	4–5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$375.0	$0.5	$1.0	$34.9	$338.6
Operating leases (a)	27.5	6.5	9.1	4.0	7.9
Unconditional purchase obligations (b)	60.5	8.8	17.6	17.6	16.5
Management agreement (c)	7.3	1.0	2.0	2.0	2.3

Total contractual cash obligations	$470.3	$16.8	$29.7	$58.5	$365.3

Amount of Commitment Expiration per Period

		Less
		than	2–3	4–5	After 5
Other Commitments	Total	1 Year	Years	Years	Years
Amount available under the revolving credit facility	$126.8	$—	$—	$126.8	$—
Outstanding letters of credit	8.2	8.2	—	—	—
Outstanding performance bonds (d)	12.6	12.6	—	—	—

Total other commitments	$147.6	$20.8	$—	$126.8	$—

(a)	We lease property and equipment under non-cancelable operating leases for varying periods.

(b)	We have long-term contracts to purchase certain amounts of electricity and steam.

(c)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K filed with the SEC on March 19, 2004, which is in the process of being amended, for additional information.

(d)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K filed with the SEC on March 19, 2004, which is in the process of being amended, for additional information related to Sales Contracts.

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

     In April 2004, the FASB issued FASB staff position (“FSP”) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” This FSP amends SFAS Nos. 141 and 142, and requires mineral rights to be accounted for as tangible assets based on the consensus reached in EITF 04-2. We adopted the guidance in the FSP on July 1, 2004, resulting in the balance sheet reclassification of approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment. At December 31, 2003, approximately $148.0 million of net mineral rights were similarly reclassified. This FSP had no impact on our consolidated statements of operations or cash flows.

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

Interest Rate Risk

     As of September 30, 2004, we had $47.8 million of debt outstanding under the term loan credit facility and nothing outstanding under our revolving credit facility. Both the term loan credit facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan credit facility borrowings at September 30, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2004 would have increased by approximately $0.4 million. Actual changes will vary from hypothetical changes.

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

     A hypothetical 10% change in the exchange rates compared to the U.S. dollar would have an estimated $1.2 million impact on operating earnings for the nine months ended September 30, 2004. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

     We have reviewed various options to mitigate the impact of fluctuating natural gas prices. During 2003 and 2004, we instituted a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. Pursuant to our policy, we enter into contractual gas price swaps related to the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas swap derivative contracts outstanding at September 30, 2004 that expire in one year or less and expire in greater than one year total $7.3 million and $4.4 million, respectively.

     Excluding gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the nine months ended September 30, 2004 would have had an estimated $0.3 million impact on earnings. Actual results will vary based on actual changes in market prices and rates.

Item 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this interim report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company pursuant to Exchange Act Rule 13a-14.

     The Company regularly evaluates the critical estimates and assumptions that it makes in the preparation of its financial statements. As a result of this evaluation process, the Company determined that its deferred income tax accounts and related valuation allowance should be adjusted for periods prior to September 30, 2004 to reflect the consideration of (1) future reversals of existing taxable temporary differences and (2) taxable income expected to be generated in the future from sources other than reversals of existing taxable temporary differences, as possible sources of taxable income. These non-cash adjustments were the basis for the determination to restate the Company’s financial statements. The Company is in the process of amending its Annual Report on Form 10-K for the three years ended December 31, 2003 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. The Company intends to file these amended reports as soon as practicable.

     The non-cash adjustments to the deferred income tax accounts and related valuation allowance, were reflected as non-cash adjustments to income tax expense on the combined and consolidated financial statements. The adjustments had no impact on cash flows, operating earnings, income before taxes or the Company’s ability to realize benefits from its deferred tax assets.

     The non-cash adjustments to the Company’s deferred income tax accounts and related valuation allowance were the result of the consideration of (1) future reversals of existing taxable temporary differences and (2) taxable income expected to be generated in the future from sources other than reversals of existing taxable temporary differences, as possible sources of taxable income, which had not been done previously. In designing and evaluating their disclosure controls and procedures, the Company recognizes that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company believes that the errors which led to the restatement were the result of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. The material weakness was the result of (a) internal control deficiencies relating to the analysis and reconciliation of income tax accounts, (b) resource constraints related to the income tax accounting function and (c) incorrect conclusions reached regarding the accounting for our deferred income tax accounts and related valuation allowance. As a result of the material weakness described above, we concluded that our internal controls and procedures were ineffective as of September 30, 2004. The conclusion of the Chief Executive Officer and Chief Financial Officer from this evaluation was communicated to the Audit Committee of the Company’s parent, CMI.

     In order to remediate this matter, the Company has been identifying and implementing actions to improve the effectiveness of its disclosure controls and procedures and internal controls over its income tax accounting. In connection with this effort the Company has (a) added additional resources to the income tax accounting function and (b) adopted more rigorous policies and procedures with respect to the income tax account balance sheet review process. In addition, the Company plans to implement additional procedures effective immediately with respect to its income tax accounting process: (i) greater senior level financial officer review of the income tax balance sheet accounts and the related journal entries; and (ii) engaging an independent consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. The Company believes that implementation of these steps will remediate this matter by the end of 2004 or beginning of 2005.

     There were no other significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

COMPASS MINERALS GROUP, INC.

Date: November 15, 2004	/s/ Michael E. Ducey

Michael E. Ducey
President and Chief Executive Officer

Date: November 15, 2004	/s/ Rodney L. Underdown

Rodney L. Underdown
Chief Financial Officer and Vice President