Form 10-K/A
period 2003-12-31
COMPASS MINERALS GROUP INC
filed 2004-11-24
CIK 1160726

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

FORM 10-K/ A

Amendment No.1
Securities and Exchange Commission
Washington, D.C. 20549

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐         No ☑

The number of shares outstanding of the registrant’s $0.01 par value common stock at November 23, 2004 was 1,000 shares. All of such shares are owned by Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation).

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

INTRODUCTORY NOTE

Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2003.

     Compass Minerals Group, Inc. (the “Company”), hereby amends its Annual Report on Form 10-K filed on March 19, 2004 for the years ended December 31, 2003, 2002 and 2001 to restate the combined and consolidated financial statements for each of those three years in order to correct an error in the calculation of the deferred income tax accounts and the related valuation allowance dating back to the year ended December 31, 1998. The effect of the timing of future reversals of existing taxable temporary differences (deferred tax liabilities) was not previously considered as a possible source of future taxable income. In addition, the effect of taxable income expected to be generated in the future from sources other than the reversals of existing taxable temporary differences had not been properly considered at December 31, 2002 as a possible source of future taxable income. The Company is also restating the historical balance sheet presentation of advances to its parent company and sole shareholder, Compass Minerals International, Inc., from other non-current assets to a deduction from stockholder’s equity (deficit) for the years ended December 31, 2003 and 2002. See the disclosure under the heading “Restatement” in Note 1 to the combined and consolidated financial statements. This amendment reflects only the changes discussed above and has no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets. All other information is unchanged and reflects the disclosures made at the time of the original filing on March 19, 2004.

     This Amendment No. 1 on Form 10-K/A amends Parts II and IV of its Annual Report on Form 10-K filed on March 19, 2004 to include the following amendments: Part II, Item 6 “Selected Financial Data”; Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 8 “Financial Statements and Supplementary Data”; Part II, Item 9A “Controls and Procedures”; and Part IV, Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A (the “report”) contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. These risks and other factors include, among other things, those listed under Item 1, “Business — Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1, “Business — Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.
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

COMPANY OVERVIEW

We are the largest producer of rock, or highway deicing, salt in North America and the United Kingdom, and operate the largest highway deicing salt mines in these regions. We are also the third-largest producer of general trade salt in North America and the second-largest in the United Kingdom, serving major retailers, agricultural cooperatives and food producers. In addition, we are the largest producer of sulfate of potash, or “SOP,” in North America, which is used in the production of specialty fertilizers. Salt is one of the most widely used minerals in the world and has a wide variety of end-use applications, including highway deicing, food-grade applications, water conditioning and various industrial uses. Our business also includes the following key characteristics:

•	We believe that our cash flows are not materially impacted by economic cycles due to the stable end-use markets of salt and the absence of cost-effective alternatives.

•	We operate 11 facilities in North America and the United Kingdom, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire.

•	We believe that we are among the lowest cost rock salt producers in our markets. Our cost advantage is due to the size and quality of our reserves, effective mining techniques and efficient production processes. In addition, our salt mines in North America are located near either rail or water transport systems, thereby minimizing shipping and handling costs, which constitute a significant portion of the overall delivered cost of salt.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

     For the year ended December 31, 2003, we sold approximately 12.8 million tons of salt and other minerals, generating sales of $600.6 million and net income of $43.5 million.

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

     The table below shows the capacity and type of salt produced at each of our owned or leased production locations:

	Annual Production
	Capacity
Location	(tons)	Product Type

North America
Goderich, Ontario Mine	6,500,000	Rock
Cote Blanche, Louisiana Mine	2,800,000	Rock
Ogden, Utah Plant	1,500,000	Solar
Lyons, Kansas Plant	425,000	Evaporated
Unity, Saskatchewan Plant	175,000	Evaporated
Goderich, Ontario Plant	170,000	Evaporated
Amherst, Nova Scotia Plant	115,000	Evaporated
United Kingdom
Winsford, Cheshire Mine	2,000,000	Rock
Weston Point, Cheshire Plant	850,000	Evaporated

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
     Our underground mines in Canada (Goderich, Ontario), the United States (Cote Blanche, Louisiana) and the United Kingdom (Winsford, Cheshire) make up approximately three-fourths of our salt producing capacity. Each of these mines are operated with modern mining equipment and utilize subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive conveyor systems. We believe that the proper-

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

ties and their operating equipment are maintained in good working condition.

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

Annual Packaging
Capacity
Location	(tons)

Kenosha, Wisconsin	100,000
Chicago, Illinois	100,000

     We also have a long-term contract to purchase finished salt from IMC Global, which is produced as a co-product of their potash operations. The table below shows the amount and type of salt purchased from each of these production facilities:

	Annual Purchasing
	Capacity
Location	(tons)	Product Type

Esterhazy, Saskatchewan	200,000	Rock
Hersey, Michigan	250,000	Evaporated

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Kingdom. In the United Kingdom approximately 59% of our highway deicing business is on multi-year contracts.

     Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. Over the last four years, our North American highway deicing product line has generated over 61% of its annual sales, net of shipping and handling costs, from December through March when the need for highway deicing is at its peak. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of North American deicing sales are made in Canada and the Midwestern United States where winter weather is generally harsher than in other parts of North America. In keeping with industry practice, we, together with our customers, stockpile sufficient quantities of salt to meet estimated requirements for the next winter season. See Item 1, “Business — Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

     The table below shows our shipments of SOP to the following regions (thousands of tons):

	Year Ended December 31,

	2003		2002		2001

	Tons	%	Tons	%	Tons	%

U.S.	182	73	151	62	148	79
Export(a)	69	27	91	38	40	21

Total	251	100	242	100	188	100

(a)	Export sales include product sold to foreign customers at U.S. ports.

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
     With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See Item 1, “Business — Risk Factors — Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.”

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

PRINCIPAL PROPERTIES

The table below sets forth our principal properties:

		Land and Related
		Surface Rights		Mineral Reserves

		Owned/	Expiration	Owned/		Expiration
Location	Use	Leased	of Lease	Leased		of Lease

Ogden, Utah	SOP and solar salt production facility	Owned	N/A	Leased			(1)
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned		N/A
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased		2060
Weston Point, Cheshire, U.K.	Evaporated salt production facility	Owned	N/A	N/A	(2)	N/A
Winsford, Cheshire, U.K.	Rock salt production facility	Owned	N/A	Owned		N/A
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased		2022	(3)
	Evaporated salt production facility	Owned	N/A	Owned		N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased		2009/2016	(4)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased			(5)
Overland Park, Kansas	Corporate headquarters	Leased	2008	N/A		N/A

(1)	The Ogden lease automatically renews on an annual basis.
(2)	Weston Point purchases brine for production purposes from a third party pursuant to a supply agreement that will expire in 2017.
(3)	Subject to the right of renewal through 2043.
(4)	Consists of two leases expiring in 2009 and 2016 subject to the right of renewal through 2030 and 2037, respectively.
(5)	Consists of two leases that are currently in the process of being renewed that will expire in 20 years with rights of renewal at 20-year increments.
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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

RISK FACTORS

You should carefully consider the following risks and all of the information set forth in this annual report on Form 10-K/ A. The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

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

As of December 31, 2003, we had $420.2 million of outstanding indebtedness, including approximately $78.3 million under our senior credit facilities, $14.0 million under our revolving credit facility and $327.9 million of Compass Minerals Group’s senior subordinated notes and stockholder’s equity of $55.2 million. At December 31, 2003, CMI had $75.7 million of senior discount notes and $107.4 million of subordinated discount notes outstanding.

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

     We have received notices from governmental agencies that we may be a potentially responsible party at certain sites under CERCLA or other environmental cleanup laws. We have entered into “de minimis” settlement agreements with the United States with respect to certain CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA, that we believe demonstrates that we are not liable and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions. At the present time, we are not aware of any additional sites for which we expect to receive a notice from the EPA of potential CERCLA liability. However, based on past operations there is a potential that we may receive such notices in the future for sites of which we are currently unaware. Taking into account established reserves, expenditures for our known environmen-

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

tal liabilities and site conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

ITEM 2.	PROPERTIES

Information regarding our plant and properties is included in Item 1, “Business,” of this report.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected combined and consolidated financial information. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from our audited combined and consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our combined financial statements that are not included herein.
The information included in this table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited combined and consolidated financial statements and accompanying notes thereto included elsewhere in this annual report. The selected financial information for each of the periods presented below has been restated to reflect the revisions discussed under the heading “Restatement” in Note 1 to the combined and consolidated financial statements.

	For the Year Ended December 31,

	2003		2002		2001		2000		1999
(Dollars in millions, except share data)	(restated)		(restated)		(restated)		(restated)		(restated)

Statement of Operations Data:
Sales	$600.6		$502.6		$523.2		$509.2		$494.4
Cost of sales — shipping and handling	165.3		137.5		143.2		140.0		126.9
Cost of sales — products(1)	246.2		202.1		224.4		227.7		213.1
Depreciation and amortization(2)	42.1		37.1		32.6		44.3		55.1
Selling, general and administrative expenses	48.6		40.5		38.9		35.5		37.2
Goodwill write-down(3)	—		—		—		191.0		87.5
Restructuring and other charges(3)(4)	—		7.7		27.0		425.9		13.7
Operating earnings (loss)	98.4		77.7		57.1		(555.2)		(39.1)
Interest expense(5)	39.1		41.3		14.3		16.4		19.0
Net income (loss)	43.5		30.9		28.6		(443.5	) (7)	(74.2	) (7)
Balance Sheet Data (at period end):
Total cash and cash equivalents	$2.6		$11.9		$15.9		$0.3		$4.3
Total assets	679.6		641.8		655.6		636.0		1,261.0	(7)
Total debt	420.2		437.6		515.1		152.3		196.0
Other Financial Data:
Cash flows provided by operating activities	$70.8		$80.0		$112.5		$72.1		$78.4
Cash flows used for investing activities	(45.6)		(19.1)		(43.6)		(34.0)		(48.1)
Cash flows used for financing activities	(38.0)		(67.4)		(53.8)		(43.3)		(33.6)
Ratio of earnings to fixed charges(6)	2.28	x	1.72	x	3.69	x	—		—
Capital expenditures	$20.6		$19.5		$43.0		$33.7		$45.6

(1)	“Cost of sales — products” is presented net of depreciation and amortization.
(2)	“Depreciation and amortization” for purposes of this table excludes amortization of deferred financing costs.
(3)	Based on anticipated proceeds from the sale of the Company by IMC Global, we recorded an asset impairment charge of $616.6 million, $482.1 million after tax, in the fourth quarter of 2000. In connection with this non-cash charge, goodwill was reduced $191.0 million and intangible assets — mineral interests was reduced $425.6 million. The goodwill write-down in 1999 was the result of lowering goodwill to its recoverable value based on estimated future discounted cash flows of the business.
(4)	“Restructuring and other charges” include primarily those charges related to the impairment of idled assets in December of 1998, the restructuring of our business in the fourth quarter of 1999 designed to reduce employee headcount and an asset impairment in the fourth quarter of 2000 related to the planned disposition of the Company by IMC Global as described in (3) above. During 2001, we incurred $27.0 million of transaction and transition costs in connection with the Recapitalization. During 2002, we incurred $7.7 million of transition costs required to establish us as a self-sustaining entity.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

(5)	As we have incurred substantial indebtedness in connection with the Recapitalization, we believe it is helpful to provide a measure describing the cash requirements necessary to satisfy our debt service in terms of “cash interest expense,” which is interest expense excluding the amortization of debt issuance costs, plus amortization of the original issuance premium. For a discussion of our indebtedness, see Note 8 to our audited combined and consolidated financial statements. Cash interest expense was $37.6 million and $39.5 million for the years ended December 31, 2003 and 2002, respectively. Cash interest expense is not calculated under generally accepted accounting principles, or “GAAP.” While cash interest expense and similar variations thereof are commonly used as measures of the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. The following table reconciles the differences between cash interest expense and interest expense, calculated in accordance with GAAP.

	For the Year Ended December 31,

(Dollars in millions)	2003	2002

Interest expense	$39.1	$41.3
Less (plus) amortization:
Deferred financing costs	1.8	1.9
Amortization of premium on senior subordinated notes	(0.3)	(0.1)

Cash interest expense	$37.6	$39.5

(6)	For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of net interest expense including the amortization of deferred debt issuance costs and the interest component of our operating rents. The ratio of earnings to fixed charges prior to November 28, 2001 is not meaningful because we participated in a credit facility with IMC Global and its affiliates and the level of third-party debt was not comparable to the level of third-party debt in place upon consummation of the Recapitalization, the offering by Compass Minerals Group of an additional $75.0 million in aggregate principal amount of senior subordinated notes, or the “April 2002 senior subordinated notes.” Earnings were insufficient to cover fixed charges by approximately $572.5 million and $55.6 million, respectively, for the years ended December 31, 2000 and 1999.
(7)	The restatement for 2000 and 1999 includes adjustments to deferred income tax accounts and related valuation allowance, an adjustment in 1999 to properly account for deferred tax assets of $29.5 million previously written off in 2000, and other adjustments to income tax liabilities. For the year ended December 31, 2000, the adjustments decreased net loss by approximately $24.2 million. For the year ended December 31, 1999, the adjustments increased net loss by approximately ($6.7) million.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1, “Business — Risk Factors.” You should read the following discussion together with Item 1, “Business — Risk Factors” and the combined and consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K/A.

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
     Our business also includes the following key characteristics:

•	We believe that our cash flows are not materially impacted by economic cycles due to the stable end-use markets of salt and the absence of cost-effective alternatives. Short-term cash flows are affected by the seasonality of our business and are dependent on weather conditions. See Item 1, “Business — Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations.”

•	We operate eleven facilities in North America and the United Kingdom, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire.

•	We believe that we are among the lowest cost rock salt producers in our markets. Our cost advantage is due to the size and quality of our reserves, effective mining techniques and efficient production processes. In addition, our salt mines in North America are located near either rail or water transport systems, thereby minimizing shipping and handling costs, which constitute a significant portion of the overall delivered cost of salt. Note 13 to our audited combined and consolidated financial statements provides additional information regarding geographical data.

     We recognize revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include shipping and handling costs which are expensed when the related product is sold.
     For the year ended December 31, 2003, we sold approximately 12.8 million tons of salt and other minerals, generating sales of $600.6 million and net income of $43.5 million. In our North American highway deicing business, we have been awarded contracts for over 10% more volume for the 2003 — 2004 winter season as compared to the prior winter season, with an increase in contract prices of almost 1% as compared to last year. Contract bid volumes are non-binding indications of our customers’ expected volume requirements for the upcoming winter season.

Stand-Alone Company

The combined and consolidated financial information related to periods ending 2001 and prior included in this annual report on Form 10-K/A have been derived from the consolidated financial statements of IMC Global. The preparation of this information was based on assumptions and estimates, including allocations of costs from IMC Global, that we believe are reasonable. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if we had been a separate, stand-alone entity during the periods presented or our future results of operations, financial position and cash flows.
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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

     The Company determines its current and deferred income taxes on a separate company basis. In evaluating our ability to recover our deferred tax assets we consider sources of taxable income including the reversal of existing temporary differences and future taxable income exclusive of reversing temporary differences. In determining future taxable income, we are responsible for the assumptions utilized including the amount of state, federal and international pre-tax operating income, the origination of future temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
     As a result of this analysis, we concluded that a valuation allowance was required for a portion of our deferred tax assets that resulted from our U.S. net operating loss (“NOL”) carryforwards. As of December 31, 2003 we had $31.5 million of deferred tax assets resulting from our prior year U.S. NOL carryforwards.
     The Company has recorded a valuation allowance for a portion of its deferred tax assets relating to NOLs that it does not believe will more likely than not be realized given the annual limitations from prior ownership changes. At December 31, 2003, the valuation allowance was $12.7 million. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from historical and forecasted amounts.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

     We intend to maintain this valuation allowance to the extent that we determine that some ($12.7 million at December 31, 2003) of the deferred tax assets will not be recovered due to the annual limitations from prior ownership changes.

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

Results of Operations

The following table sets forth combined and consolidated historical financial information for the years ended December 31, 2003, 2002 and 2001. The table and discussion should be read in conjunction with the information contained in our combined and consolidated financial statements and the notes thereto included in this annual report on Form 10-K/A. However, our results of operations set forth below and elsewhere in this annual report may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future.

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in millions)	(restated)	(restated)	(restated)

Sales	$600.6	$502.6	$523.2
Cost of sales — shipping and handling	165.3	137.5	143.2
Cost of sales — products	288.3	239.2	257.0

Gross profit	147.0	125.9	123.0
Selling, general and administrative expenses	48.6	40.5	38.9
Restructuring and other charges	—	7.7	27.0

Operating earnings	98.4	77.7	57.1
Interest expense	39.1	41.3	14.3
Other (income) expense	5.6	4.9	(3.1)

Income before taxes	53.7	31.5	45.9
Income tax expense	10.2	0.6	17.3

Net income	$43.5	$30.9	$28.6

Sales by Segment:
Salt	$546.6	$452.5	$485.0
Specialty potash fertilizers	54.0	50.1	38.2

Total	$600.6	$502.6	$523.2

Sales Volumes (in thousands of tons):
Highway Deicing	9,663	7,965	9,402
General Trade	2,927	2,786	2,822
Specialty potash fertilizers	251	242	188
Average Sales Price (per ton):
Highway Deicing	$29.25	$27.96	$26.87
General Trade	89.50	82.48	82.35
Specialty potash fertilizers	215.21	207.02	203.19

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Sales

Sales for the year ended December 31, 2003 of $600.6 million increased $98.0 million, or 19% compared to $502.6 million for the year ended December 31, 2002. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $165.3 million during the year ended December 31, 2003, an increase of $27.8 mil-

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

lion compared to shipping and handling fees of $137.5 million for the year ended December 31, 2002. The increase in shipping and handling-related fees for the year ended December 31, 2003 was primarily due to more tons of deicing salt and general trade salt sold in North America as compared to the same period in 2002.

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

Income Tax Expense

Income tax expense for the year ended December 31, 2003 of $10.2 million increased $9.6 million compared to $0.6 million for the same period in 2002. This increase was primarily due to consideration of future taxable income exclusive of taxable temporary differences in 2002 resulting in a reduction of the valuation allowance against deferred tax assets for NOLs. Also in 2003, there was an increase in income before income taxes. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes and changes in the expected utilization of previously reserved NOLs.

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

Income Tax Expense

Income tax expense for 2002 of $0.6 million decreased $16.7 million compared to $17.3 million of income tax expense for 2001 due to consideration of future taxable income exclusive of taxable temporary differences in 2002 resulting in a reduction of the valuation allowance against deferred tax assets for NOLs. Also, in 2002, there was a decline in pre-tax income partially resulting from higher interest expense following the Recapitalization. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, changes in the expected utilization of previously reserved NOLs and foreign mining taxes.

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

     Net cash flow used by investing activities for the year ended December 31, 2003 was $45.6 million. We had capital expenditures during 2003 of $18.6 million to maintain our business and $2.0 million for cost-reduction and new-opportu-

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

nity projects. We also spent $24.8 million related to our purchase of certain intangible assets related to IMC Global’s former SOP business.

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

premium. Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1, “Business — Risk Factors — Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.”

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
     In connection with the Recapitalization, we received NOLs and expect to realize cash tax savings if these NOLs are able to be utilized. As of December 31, 2003, we had approximately $85.7 million of NOLs remaining that expire between 2006 and 2022. These NOLs may be used to offset a portion of future taxable income, up to the year 2022, and thereby reduce or eliminate our U.S. federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, or the “Code,” imposes significant limitations on the utilization of NOLs in the event of an “ownership change,” as defined in Section 382 of the Code. Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% stockholders, including specified groups of stockholders who in the aggregate own at least 5% of that corporation’s stock (including a group of public stockholders), exceeds 50 percentage points over a three-year testing period. The Company has incurred three ownership changes, placing annual limitations on the amount of each loss carryforward utilization. We cannot assure you that we will be able to use all of the NOLs to offset future taxable income or that the NOLs will not become subject to additional limitations due to future ownership changes. Due to the uncertainty that these carryforwards will be utilized, a valuation allowance of $12.7 million at December 31, 2003 has been established against the deferred tax asset for the portion of the carryforward that we did not conclude was more likely than not to be utilized given the annual limitations from prior ownership changes.
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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Parent Company Obligations

In December 2002, certain holders of CMI’s series A redeemable preferred stock converted their preferred stock into subordinated discount debentures. CMI then issued $123.5 million in aggregate principal amount of senior discount notes in exchange for CMI subordinated discount debentures. No cash interest will accrue on the senior discount notes prior to December 15, 2007. The accreted value of each senior discount note will increase from the date of issuance until December 15, 2007 at a rate of 12 % per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on December 15, 2007. Cash interest will accrue on the senior discount notes at a rate of 12 % per annum, beginning December 15, 2007. The first cash interest payment will be made on June 15, 2008.

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
     Advances to CMG’s parent company and sole shareholder, CMI, in the amount of $10.4 million and $2.2 million at December 31, 2003 and 2002, respectively, are now presented as a deduction from stockholder’s equity. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The advances to parent are non-interest bearing.
     Our contractual cash obligations and commitments as of December 31, 2003 are as follows (in millions):

Payments Due by Period

		Less
		than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Long-term Debt	$417.3	$0.8	$1.6	$15.6	$399.3
Operating Leases(a)	26.7	6.2	7.9	4.8	7.8
Unconditional Purchase Obligations(b)	64.2	8.7	17.4	17.4	20.7
Management Agreement(c)	8.0	1.0	2.0	2.0	3.0

Total Contractual Cash Obligations	$516.2	$16.7	$28.9	$39.8	$430.8

Amount of Commitment Expiration per Period

		Less
		than	2-3		After
Other Commitments	Total	1 Year	Years	4-5 Years	5 Years

Revolver	$111.6	$—	$—	$111.6	$—
Letters of Credit	9.4	9.4	—	—	—
Performance Bonds(d)	15.3	15.3	—	—	—

Total Other Commitments	$136.3	$24.7	$—	$111.6	$—

(a)	We lease property and equipment under non-cancelable operating leases for varying periods.
(b)	We have long-term contracts to purchase certain amounts of electricity and steam.
(c)	Note 11 to our audited combined and consolidated financial statements provides additional information.
(d)	Note 10 to our audited combined and consolidated financial statements provides additional information under Sales Contracts.
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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

	For the Year Ended December 31,

	2003	2002	2001
	(restated)	(restated)	(restated)

Net income (loss)	$43.5	$30.9	$28.6
Income tax expense (benefit)	10.2	0.6	17.3
Interest expense	39.1	41.3	14.3
Depreciation and amortization	42.1	37.1	32.6

EBITDA	134.9	109.9	92.8
Adjustments to income (loss) from operations:
Restructuring and other charges	—	7.7	27.0
Other (income) expense(1)	5.6	4.9	(3.1)

Adjusted EBITDA	$140.5	$122.5	$116.7

(1)	“Other (income) expense” primarily includes losses on early retirements of debt ($5.3 million in 2002), costs related to amending our senior credit facilities ($1.4 million in 2003), interest income, and non-cash foreign exchange gains and losses.

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

We conduct our business primarily in the United Kingdom and North America and export some products to Europe and Southeast Asia. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We will not engage in hedging for speculative investment reasons. Our historical results do not reflect any foreign exchange hedging activity. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1, “Business — Risk Factors — Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.”
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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Compass Minerals Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Compass Minerals Group Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described under the heading “Restatement” in Note 1, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

PricewaterhouseCoopers LLP

Kansas City, Missouri
March 3, 2004, except for the matter disclosed
under the heading “Restatement” in Note 1
for which the date is November 15, 2004

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder
Compass Minerals Group, Inc.

We have audited the accompanying combined and consolidated statements of operations, stockholder’s equity (deficit), and cash flows of Compass Minerals Group, Inc. for the year ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated results of operations and cash flows of Compass Minerals Group, Inc. for the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As described under the heading “Restatement” in Note 1, the combined and consolidated financial statements have been restated for the year ended December 31, 2001.

/s/ Ernst & Young LLP

Kansas City, Missouri

March 8, 2002,
except for the matter disclosed under the heading
“Restatement” in Note 1, for which the date is
November 10, 2004

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Consolidated Balance Sheets

	December 31,

	2003	2002
(In millions, except share data)	(restated)	(restated)

Assets
Current assets:
Cash and cash equivalents	$2.6	$11.9
Receivables, less allowance for doubtful accounts of $2.1 million in 2003 and $1.6 million in 2002	117.4	94.5
Inventories	96.7	96.5
Other	3.7	0.7

Total current assets	220.4	203.6
Property, plant and equipment, net	262.0	263.4
Intangible assets — mineral interests and other, net	172.7	149.8
Other	24.5	25.0

Total assets	$679.6	$641.8

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$0.8	$1.2
Accounts payable	72.6	62.3
Accrued expenses	13.3	8.9
Accrued interest	12.5	12.6
Accrued salaries and wages	13.5	12.6
Income taxes payable	—	4.8

Total current liabilities	112.7	102.4

Long-term debt, net of current portion	419.4	436.4
Deferred income taxes	55.9	59.5
Other noncurrent liabilities	36.4	41.4
Stockholder’s equity (deficit):
Common Stock: $0.01 par value, authorized shares — 1,000 shares authorized, issued and outstanding	—	—
Additional paid in capital	354.7	362.3
Accumulated deficit	(314.6)	(358.1)
Advances to parent	(10.4)	(2.2)
Accumulated other comprehensive income	25.5	0.1

Total stockholder’s equity (deficit)	55.2	2.1

Total liabilities and stockholder’s equity (deficit)	$679.6	$641.8

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Combined and Consolidated Statements of Operations

	For the years ended December 31,

	2003	2002	2001
(In millions)	(restated)	(restated)	(restated)

Sales	$600.6	$502.6	$523.2
Cost of sales — shipping and handling	165.3	137.5	143.2
Cost of sales — products	288.3	239.2	257.0

Gross profit	147.0	125.9	123.0
Selling, general and administrative expenses	48.6	40.5	38.9
Restructuring and other charges	—	7.7	27.0

Operating earnings	98.4	77.7	57.1
Other (income) expense:
Interest expense	39.1	41.3	14.3
Other, net	5.6	4.9	(3.1)

Income before income taxes	53.7	31.5	45.9
Income tax expense	10.2	0.6	17.3

Net income	$ 43.5	$30.9	$28.6

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Combined and Consolidated Statements of Stockholder’s Equity (Deficit)

	For the years ended December 31, 2003, 2002 and 2001
	(restated)

		Additional	Accumulated	Advances	Accumulated Other
	Common	Paid In	Excess	to	Comprehensive
(In millions)	Stock	Capital	(Deficit)	Parent	Income (Loss)	Total

Balance, December 31, 2000	$—	$915.2	$(624.5)	$—	$1.1	$291.8
Comprehensive income:
Net income			45.5			45.5
Cumulative translation adjustments					(3.2)	(3.2)

Comprehensive income						42.3
Capital contribution from IMC		82.0				82.0
Dividend to IMC and affiliates			(71.1)			(71.1)

Balance, November 27, 2001	$—	$997.2	$(650.1)	$—	$(2.1)	$345.0

Balance, November 28, 2001	$—	$—	$—	$—	$—	$—
Contribution of IMCI net assets to CMG		345.0				345.0
Dividend to IMC			(372.1)			(372.1)
Comprehensive loss:
Net loss			(16.9)			(16.9)
Unfunded pension losses, net of tax					(5.4)	(5.4)
Cumulative translation adjustments					3.0	3.0

Comprehensive loss						(19.3)
Capital contribution		1.4				1.4

Balance, December 31, 2001	—	346.4	(389.0)	—	(2.4)	(45.0)
Advances to parent				(2.2)		(2.2)
Comprehensive income:
Net income			30.9			30.9
Unfunded pension losses, net of tax					(6.5)	(6.5)
Unrealized gain on cash flow hedges, net of tax					0.1	0.1
Cumulative translation adjustments					8.9	8.9

Comprehensive income						33.4
Capital contributions		15.9				15.9

Balance, December 31, 2002	—	362.3	(358.1)	(2.2)	0.1	2.1
Dividends declared to CMI		(21.7)				(21.7)
Advances to parent				(8.2)		(8.2)
Comprehensive income:
Net income			43.5			43.5
Unfunded pension adjustment, net of tax					4.9	4.9
Unrealized gain on cash flow hedges, net of tax					0.7	0.7
Cumulative translation adjustments					19.8	19.8

Comprehensive income						68.9
Capital contributions		14.1				14.1

Balance, December 31, 2003	$—	$354.7	$(314.6)	$(10.4)	$25.5	$55.2

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Combined and Consolidated Statements of Cash Flows

	For the years ended December 31,

	2003	2002	2001
(In millions)	(restated)	(restated)	(restated)

Cash flows from operating activities:
Net income	$43.5	$30.9	$28.6
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	42.1	37.1	32.6
Finance fee amortization	1.6	1.9	0.2
Loss/(gain) on early extinguishment of long-term debt	—	5.3	—
Restructuring charge and other charges, net of cash	—	1.1	1.4
Deferred income taxes	2.2	(12.7)	(1.3)
Loss on disposal of property, plant and equipment	0.3	0.2	0.2
Changes in operating assets and liabilities:
Receivables	(18.5)	(5.9)	36.3
Inventories	4.3	3.8	(20.9)
Other assets	(4.0)	0.6	1.8
Accounts payable and accrued expenses	(0.8)	14.5	3.8
Due to IMC and affiliates	—	—	32.1
Other noncurrent liabilities	0.3	5.4	(2.3)

Net cash provided by operating activities	71.0	82.2	112.5

Cash flows from investing activities:
Capital expenditures	(20.6)	(19.5)	(43.0)
Proceeds from sales of property, plant and equipment	0.1	0.6	0.2
Acquisition of intangible assets	(24.8)	—	—
Other	(0.3)	(0.2)	(0.8)

Net cash used in investing activities	(45.6)	(19.1)	(43.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	78.4	475.0
Principal payments on long-term debt, including capital leases	(31.1)	(115.9)	(66.3)
Revolver activity	14.0	(39.8)	35.4
Advances to CMI, net	(8.2)	(2.2)	—
Payments from (to) IMC and affiliates, net	—	—	(81.1)
Dividend to IMC and affiliates	—	—	(398.8)
Dividends paid	(21.7)	—	—
Deferred financing costs	—	(3.9)	(18.0)
Capital contributions	8.8	12.8	—
Other	—	1.0	—

Net cash used in financing activities	(38.2)	(69.6)	(53.8)
Effect of exchange rate changes on cash and cash equivalents	3.5	2.5	0.5

Net increase (decrease) in cash and cash equivalents	(9.3)	(4.0)	15.6
Cash and cash equivalents, beginning of year	11.9	15.9	0.3

Cash and cash equivalents, end of year	$2.6	$11.9	$15.9

Supplemental cash flow information:
Interest paid excluding capitalized interest	$36.9	$29.4	$15.4
Income taxes paid, net of refunds and indemnification	8.4	10.4	14.8
Supplemental disclosure of noncash activities:
Dividends to IMC and affiliates	$—	$—	$44.5
Capital contributions from IMC and affiliates	—	—	82.0

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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
     Restatement: The Company determines its current and deferred income taxes on a separate company basis. The Company previously recorded full valuation allowances against certain U.S. deferred tax assets. The Company, after discussions with its independent registered public accounting firms, has subsequently determined that future reversals of existing taxable temporary differences (deferred tax liabilities) should have been considered as a possible source of taxable income when evaluating the need for a valuation allowance against deferred tax assets. In addition, in 2002, the effect of taxable income expected to be generated in the future from sources other than the reversals of existing taxable temporary differences had not been properly considered as a possible source of future taxable income. Upon consideration of these possible sources of future taxable income, the Company has now determined that it had overstated its deferred tax asset valuation allowance and, thereby, understated its deferred tax assets.
     As a result, the Company has recalculated the deferred income tax accounts and related valuation allowance at the

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

end of each year from December 31, 1998 through December 31, 2003 and has restated the combined and consolidated financial statements and the accompanying notes to the combined and consolidated financial statements, as applicable, for each of the three years in the period ended December 31, 2003 to reflect the adjustments in the deferred income tax accounts and related valuation allowance. These adjustments during the previous reporting periods had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

     The following is a summary of the effects of these non-cash adjustments (in millions):

Cumulative increase to deferred income tax assets and increase to stockholder’s equity at January 1, 2001	$3.3
Decrease in income tax expense and increase in net income for the year ended December 31, 2001	9.5
Decrease in income tax expense and increase in net income for the year ended December 31, 2002	11.2
Increase in income tax expense and decrease in net income for the year ended December 31, 2003	(2.2)

     Prior to September 30, 2004, the Company presented advances to its parent company and sole shareholder, Compass Minerals International, Inc., as a component of other non-current assets. The Company has subsequently determined that these advances should have been presented as a deduction from stockholder’s equity (deficit) in the consolidated balance sheets and statements of stockholder’s equity (deficit). CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The effect of this restatement is a reduction in total assets and stockholder’s equity (deficit) of $10.4 million and $2.2 million at December 31, 2003 and 2002, respectively.

     The following tables present (in millions) the impact of the restatement on the combined and consolidated statements of operations, the consolidated balance sheets, and combined and consolidated statements of cash flows. The amounts previously reported are derived from the Company’s original annual report on Form 10-K for the year ended December 31, 2003 filed March 19, 2004 with the Securities and Exchange Commission (“SEC”).

	For the year ended		For the year ended		For the year ended
	December 31, 2003		December 31, 2002		December 31, 2001

	Amounts		Amounts		Amounts
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated

Combined and consolidated statements of operations:
Income before income taxes	$53.7	$53.7	$31.5	$31.5	$45.9	$45.9
Income tax expense	8.0	10.2	11.8	0.6	26.8	17.3
Net income	45.7	43.5	19.7	30.9	19.1	28.6

	December 31, 2003		December 31, 2002

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated balance sheets:
Other noncurrent assets	$34.9	$24.5	$27.2	$25.0
Total assets	690.0	679.6	644.0	641.8
Deferred income taxes	77.7	55.9	83.5	59.5
Additional paid in capital	341.9	354.7	349.5	362.3
Accumulated deficit	(323.6)	(314.6)	(369.3)	(358.1)
Advances to parent	—	(10.4)	—	(2.2)
Total stockholders’ equity (deficit)	43.8	55.2	(19.7)	2.1

	For the year ended		For the year ended		For the year ended
	December 31, 2003		December 31, 2002		December 31, 2001

	Amounts		Amounts		Amounts
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated

Combined and consolidated statements of cash flows:
Net income	$45.7	$43.5	$19.7	$30.9	$19.1	$28.6
Deferred income taxes	—	2.2	(1.5)	(12.7)	8.2	(1.3)
Net cash provided by operating activities	71.0	71.0	82.2	82.2	112.5	112.5

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

b. Basis of Combination/ Consolidation: The Company’s combined and consolidated financial statements include the accounts of the Company, which include the domestic and foreign subsidiaries discussed in Note 1. The Company’s financial statements have been combined through the Recapitalization date and consolidated thereafter. All significant intercompany balances and transactions have been eliminated.

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

n. Stock Options: The following relates to the Company’s parent, CMI, and is provided for informational purposes only. CMI has a stock option plan that was adopted on November 28, 2001 for employees and officers of CMG and directors of CMG and CMI (see Note 14, Stock Options). Prior to the fourth quarter of 2003, CMI accounted for its stock-based employee compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,“and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001, as all stock options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of 2003, CMI adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” CMI selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the prospective method, all options granted or modified after January 1, 2003 are accounted for under the fair value method retroactively effective as of January 1, 2003.

     Awards to CMI’s directors vest immediately. Awards to employees under the plan vest over periods ranging from one to eight years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123, December 1994.

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

5.    Property, Plant and Equipment:

Property, plant and equipment consists of the following at December 31 (in millions):

	2003	2002

Land and buildings	$135.9	$128.4
Machinery and equipment	408.3	375.7
Furniture and fixtures	9.6	9.9
Mineral properties and rights	20.3	18.2
Construction in progress	6.5	13.5

	580.6	545.7
Less accumulated depreciation and depletion	318.6	282.3

	$262.0	$263.4

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Mineral interests and other intangible assets consist of the following at December 31 (in millions):

	2003			2002

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value

Probable mineral reserves	$158.6	$10.6	$148.0	$158.6	$8.8	$149.8
SOP long-term customer contract	0.5	—	0.5	—	—	—
Other SOP intangible asset	24.3	0.1	24.2	—	—	—

	183.4	10.7	172.7	158.6	8.8	149.8

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
     The following table summarizes the income tax provision of the Company for the years ended December 31 (in millions):

	2003	2002	2001
	(restated)	(restated)	(restated)

Current:
Federal	$0.6	$—	$5.9
State	0.2	1.3	0.8
Foreign	7.2	12.0	11.9

Total current	8.0	13.3	18.6

Deferred:
Federal	2.1	(14.0)	(2.3)
State	(3.2)	(0.4)	0.4
Foreign	3.3	1.7	0.6

Total deferred	2.2	(12.7)	(1.3)

Total provision for income taxes	$10.2	$0.6	$17.3

     The following table summarizes components of income before taxes and the effects of significant adjustments to tax computed at the federal statutory rate for the years ended December 31 (in millions):

	2003	2002	2001
	(restated)	(restated)	(restated)

Domestic income	$33.4	$9.6	$22.2
Foreign income	20.3	21.9	23.7

Income before income taxes	$53.7	$31.5	$45.9

Computed tax at the federal statutory rate of 35%	$18.8	$11.0	$16.1
Foreign income, mining, and withholding taxes	3.5	6.0	3.0
Foreign exchange gain	—	—	2.6
Percentage depletion in excess of basis	(5.1)	(1.9)	(2.9)
State income taxes, net of federal income tax benefit	(3.2)	0.6	1.1
Restructuring and other charges	—	—	6.8
Change in valuation allowance on deferred tax assets	(4.2)	(14.6)	(7.7)
Other	0.4	(0.5)	(1.7)

Income tax expense (benefit)	$10.2	$0.6	$17.3

Effective tax rate	19%	2%	38%

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

assets and liabilities were as follows at December 31 (in millions):

	2003	2002
	(restated)	(restated)

Deferred tax liabilities:
Property, plant and equipment	$90.5	$99.2

Total deferred tax liabilities	90.5	99.2
Deferred tax assets:
Net operating loss carryforwards	31.5	38.5
Alternative minimum tax credit carryforwards	3.0	2.4
Other assets	12.8	15.7

Subtotal	47.3	56.6
Valuation allowance	(12.7)	(16.9)

Total deferred tax assets	34.6	39.7

Net deferred tax liabilities	$55.9	$59.5

     At December 31, 2003, the Company has net operating loss carryforwards of approximately $85.7 million. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. The Company has previously incurred three ownership changes placing annual limitations on the utilization of each loss carryforward. If not utilized, these carryforwards expire between 2006 and 2022. The Company also has a U.S. federal alternative minimum tax credit carryforward at December 31, 2003 of approximately $3.0 million. This credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.
     The Company determined that a valuation allowance against certain U.S. deferred tax assets in the amount of $13.1 million for the fourth quarter of 2002 was no longer necessary based on an assessment of potential sources of future taxable income other than reversals of existing taxable temporary differences. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to net operating loss carryforwards that it does not believe will, more likely than not, be realized. As of December 31, 2003 and 2002, the Company’s valuation allowance was $12.7 million and $16.9 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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
     Third-party long-term debt consists of the following at December 31 (in millions) (The notes are listed in order of subordination with all notes subordinate to the Credit Facility borrowings):

	2003	2002

Senior Subordinated Notes	$325.0	$325.0
Term Loan	78.3	109.3
Revolving Credit Facility	14.0	—

Other, including capital lease obligations	—	0.1

	417.3	434.4
Plus premium on Senior Subordinated Notes, net	2.9	3.2
Less current portion	(0.8)	(1.2)

	$419.4	$436.4

     Future minimum maturities of long-term debt for the years ending December 31, are as follows (in millions):

2004	$0.8
2005	0.8
2006	0.8
2007	0.8
2008	14.8
Thereafter	399.3

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at
	December 31,
Asset Category	2003	2002

Cash and cash equivalents	1%	1%
Equity Securities	76	78
Debt Securities	23	21

Total	100%	100%

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
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Future Expected
Calendar Year	Benefit Payments

2004	$1.6
2005	1.5
2006	1.3
2007	1.4
2008	1.4
2009 — 2013	8.5

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

Operating
Calendar Year	Leases

2004	$ 6.2
2005	4.5
2006	3.4
2007	3.0
2008	1.8
Thereafter	7.8

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

Parent Company Obligations: In December 2002, certain holders of CMI’s series A redeemable preferred stock converted their preferred stock into subordinated discount debentures. CMI then issued $123.5 million in aggregate principal amount of senior discount notes in exchange for CMI subordinated discount debentures. No cash interest will accrue on the senior discount notes prior to December 15, 2007. The accreted value of each senior discount note will increase from the date of issuance until December 15, 2007 at a rate of 12 3/4% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on December 15, 2007. Cash interest will accrue on the senior discount notes at a rate of 12 3/4% per annum, beginning December 15, 2007. The first cash interest payment will be made on June 15, 2008. The accreted value of the senior discount notes was $75.7 million and $66.9 million at December 31, 2003 and 2002, respectively.

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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
     Advances to CMG’s parent company and sole shareholder, CMI, in the amount of $10.4 million and $2.2 million at December 31, 2003 and 2002, respectively, are presented as a deduction from stockholder’s equity. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The advances to parent are non-interest bearing.

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

     Segment information as of and for the years ended December 31, is as follows (in millions):

2003	Salt	Potash	Other(c)	Total

Sales from external customers	$546.6	$54.0	$—	$600.6
Intersegment sales	—	9.4	(9.4)	—
Cost of sales – shipping and handling	156.6	8.7	—	165.3
Operating earnings (loss)	108.8	7.5	(17.9)	98.4
Depreciation, depletion and amortization	34.2	7.9	—	42.1
Total assets, restated	522.6	141.5	15.5	679.6
Capital expenditures	17.7	2.9	—	20.6

2002	Salt	Potash	Other(d)	Total

Sales from external customers	$452.5	$50.1	$—	$502.6
Intersegment sales	—	8.9	(8.9)	—
Cost of sales — shipping and handling	130.2	7.3	—	137.5
Operating earnings (loss)(a)	95.1	4.8	(22.2)	77.7
Depreciation, depletion and amortization	29.2	7.9	—	37.1
Total assets, restated	509.8	116.0	16.0	641.8
Capital expenditures	15.3	4.2	—	19.5

2001	Salt	Potash	Other(d)	Total

Sales from external customers	$485.0	$38.2	$—	$523.2
Intersegment sales	—	8.8	(8.8)	—
Cost of sales — shipping and handling	143.2	—	—	143.2
Operating earnings (loss)(b)	94.3	0.7	(37.9)	57.1
Depreciation, depletion and amortization	24.5	8.1	—	32.6
Total assets	514.2	120.9	20.5	655.6
Capital expenditures	38.5	4.5	—	43.0

(a)	Includes $7.7 million related to transition costs.
(b)	$27.0 million related to transaction and transition costs.
(c)	Other includes corporate entities and eliminations.

    Financial information relating to the Company’s operations by geographic area for the years ended December 31, is as follows (in millions):

Sales	2003	2002	2001

United States	$394.5	$345.2	$339.1
Canada	128.7	90.8	99.4
United Kingdom	68.2	60.0	79.4
Other	9.2	6.6	5.3

	$600.6	$502.6	$523.2

     Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2003	2002

United States	$262.7	$246.2
Canada	122.4	128.2
United Kingdom	74.1	63.8

	$459.2	$438.2

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

     The table below has been adjusted to reflect the 4.982 for one stock split that occurred at CMI on December 11, 2003. The following is a summary of CMI’s stock option activity and related information for the following periods:

	Number of	Weighted-average
	options	Exercise price

Outstanding at December 31, 2001	617,043	$2.01
Granted	1,122,433	2.11
Exercised	—	—
Cancelled / Expired	—	—

Outstanding at December 31, 2002	1,739,476	2.08
Exercised	(23,053)	2.01
Cancelled / Expired	(6,592)	2.01

Outstanding at May 22, 2003	1,709,831	2.08
Outstanding at May 23, 2003 after the amendment to the option plan(a)	2,455,943	1.45
Granted	50,311	7.04
Exercised(b)	(246,458)	1.41
Cancelled / Expired	(42,832)	1.40

Outstanding at December 31, 2003	2,216,964	$1.58

(a)	In connection with CMI’s $100.0 million dividend payment on its common stock in May 2003, the number of CMI stock options and their exercise prices were adjusted to preserve the intrinsic value of the stock options that existed prior to the dividend. This was accomplished by decreasing the exercise price of outstanding options and increasing the number of outstanding options by a factor of 1.436 to one.

(b)	Exercised options include 6,077 shares of common stock that were issued from CMI treasury stock.

    The following table summarizes information about options outstanding and exercisable at December 31, 2003:

	Options outstanding			Options exercisable

		Weighted-
		average
		remaining
		contractual	Weighted-		Weighted-
	Number	life	average	Number	average
Range of exercise prices	outstanding	(years)	exercise price	outstanding	exercise price

$1.40	2,100,298	6.15	$1.40	1,618,787	$1.40
$1.41 — $2.60	6,377	6.58	$2.60	3,642	$2.60
$2.61 — $3.23	59,980	6.83	$3.23	57,273	$3.23
$3.24 — $5.17	12,942	7.58	$5.17	6,471	$5.17
$5.18 — $7.70	37,367	7.93	$7.70	37,367	$7.70

Totals	2,216,964	6.19	$1.58	1,723,540	$1.61

     Options exercisable at December 31, 2002 numbered 532,534. There were no options exercisable at December 31, 2001.

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

15.    Other Comprehensive Income:

The following tables provide additional detail related to amounts recorded in Other Comprehensive Income:

				Accumulated
	Unfunded	Unrealized	Foreign	Other
	Pension	gains on cash	currency	comprehensive
	Losses	flow hedges	Adjustments	income

Balance at December 31, 2000	$—	$—	$1.1	$1.1
January 1, 2001 — November 27, 2001 changes	—	—	(3.2)	(3.2)

Balance at November 27, 2001	$—	$—	$(2.1)	$(2.1)

Balance at November 28, 2001	$—	$—	$—	$—
November 28, 2001 — December 31, 2001 changes	(5.4)	—	3.0	(2.4)

Balance at December 31, 2001	(5.4)	—	3.0	(2.4)
2002 changes	(6.5)	0.1	8.9	2.5

Balance at December 31, 2002	(11.9)	0.1	11.9	0.1
2003 changes	4.9	0.7	19.8	25.4

Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5

	Before tax	Tax (expense)	Net-of-tax
For the year ended December 31, 2003:	amount	benefit	amount

Minimum pension liability adjustment	$7.0	$(2.1)	$4.9
Gas hedging adjustment	1.1	(0.4)	0.7
Foreign currency translation adjustment	19.8	—	19.8

Other comprehensive income	$27.9	$(2.5)	$25.4

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

16.	Quarterly Results (Unaudited)(a) (in millions):

	First	Second	Third	Fourth	Year
Quarter	(restated)	(restated)	(restated)	(restated)	(restated)

2003
Sales	$212.7	$88.7	$97.1	$202.1	$600.6
Cost of sales — shipping and handling	64.1	21.1	24.1	56.0	165.3
Cost of sales — products	95.5	48.9	55.1	88.8	288.3
Gross profit	53.1	18.7	17.9	57.3	147.0
Operating earnings (loss)	41.5	7.2	6.7	43.0	98.4
Net income	21.0	(3.0)	(2.7)	28.2	43.5

	Amounts	Amounts	Amounts	Amounts	Amounts
	previously	previously	previously	previously	previously
	reported	reported	reported	reported	reported

Net income	$26.9	$(5.7)	$(3.8)	$28.3	$45.7

Quarter	First	Second	Third	Fourth	Year

2002
Sales	$162.4	$82.3	$92.2	$165.7	$502.6
Cost of sales — shipping and handling	48.5	20.2	22.5	46.3	137.5
Cost of sales — products	74.3	45.7	53.3	65.9	239.2
Gross profit	39.6	16.4	16.4	53.5	125.9
Operating earnings (loss)(b)	27.5	4.5	3.5	42.2	77.7
Net income	10.7	(8.3)	(2.3)	30.8	30.9

	Amounts	Amounts	Amounts	Amounts	Amounts
	previously	previously	previously	previously	previously
	reported	reported	reported	reported	reported

Net income	$11.7	$(7.3)	$(3.5)	$18.8	$19.7

(a)	See Notes to Combined and Consolidated Financial Statements for detail related to special charges.
(b)	Annual quarterly operating results include special charges of $7.7 million ($7.6 million after tax) related to transition costs associated with the Recapitalization.

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

17.	Guarantor/Non-guarantor Condensed Combining and Consolidating Statements

As discussed in Note 8, the Company issued a total of $325.0 million of 10% Senior Subordinated Notes due 2011. These notes were unsecured obligations of CMG, however, they were guaranteed on an unsecured basis by its domestic subsidiaries. The guarantee is full and unconditional.
     The following condensed combined and consolidated financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors). As discussed in Note 1, this information has been restated.

Condensed Consolidating Balance Sheets (unaudited)

	December 31, 2003, restated

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	524.8	(524.8)	—
Other	7.9	3.9	12.7	—	24.5

Total assets	$374.7	$293.0	$536.7	$(524.8)	$679.6

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	45.6	11.1	—	111.9

Total current liabilities	55.2	45.6	11.9	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	79.0	2.4	10.9	—	92.3
Total stockholder’s equity	362.9	161.9	55.2	(524.8)	55.2

Total liabilities and common stockholder’s equity	$374.7	$293.0	$536.7	$(524.8)	$679.6

Condensed Consolidating Balance Sheets

	December 31, 2003, as previously reported

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets — mineral interests and other, net	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	512.7	(512.7)	—
Other	7.9	14.3	12.7	—	34.9

Total assets	$374.7	$303.4	$524.6	$(512.7)	$690.0

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	46.3	10.4	—	111.9

Total current liabilities	55.2	46.3	11.2	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	100.8	2.4	10.9	—	114.1
Total stockholder’s equity	341.1	171.6	43.8	(512.7)	43.8

Total liabilities and common stockholder’s equity	$374.7	$303.4	$524.6	$(512.7)	$690.0

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Condensed Consolidating Balance Sheets

	December 31, 2002, as restated

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalent	$6.5	$5.4	$—	$—	$11.9
Receivables, net	59.1	35.4	—	—	94.5
Inventories	65.7	30.8	—	—	96.5
Other current assets	0.2	0.5	—	—	0.7
Property, plant and equipment, net	66.7	196.7	—	—	263.4
Intangible assets — mineral interests and other, net	149.8	—	—	—	149.8
Investment in subsidiaries	—	—	399.4	(399.4)	—
Other	7.6	2.7	14.7	—	25.0

Total assets	$355.6	$271.5	$414.1	$(399.4)	$641.8

Current portion of long-term debt	$—	$0.1	$1.1	$—	$1.2
Other current liabilities	59.0	27.3	14.9	—	101.2

Total current liabilities	59.0	27.4	16.0	—	102.4
Long-term debt, net of current portion	—	—	436.4	—	436.4
Due to (from) affiliates	(70.8)	92.8	(22.0)	—	—
Other noncurrent liabilities	113.0	6.3	(18.4)	—	100.9
Total stockholder’s equity	254.4	145.0	2.1	(399.4)	2.1

Total liabilities and common stockholder’s equity	$355.6	$271.5	$414.1	$(399.4)	$641.8

Condensed Consolidating Balance Sheets

	December 31, 2002, as previously reported

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalent	$6.5	$5.4	$—	$—	$11.9
Receivables, net	59.1	35.4	—	—	94.5
Inventories	65.7	30.8	—	—	96.5
Other current assets	0.2	0.5	—	—	0.7
Property, plant and equipment, net	66.7	196.7	—	—	263.4
Intangible assets — mineral interests and other, net	149.8	—	—	—	149.8
Investment in subsidiaries	—	—	375.4	(375.4)	—
Other	7.6	2.7	16.9	—	27.2

Total assets	$355.6	$271.5	$392.3	$(375.4)	$644.0

Current portion of long-term debt	$—	$0.1	$1.1	$—	$1.2
Other current liabilities	59.0	27.3	14.9	—	101.2

Total current liabilities	59.0	27.4	16.0	—	102.4
Long-term debt, net of current portion	—	—	436.4	—	436.4
Due to (from) affiliates	(70.8)	92.8	(22.0	—	—
Other noncurrent liabilities	137.0	6.3	(18.4)	—	124.9
Total stockholder’s equity	230.4	145.0	(19.7)	(375.4)	(19.7)

Total liabilities and common stockholder’s equity	$355.6	$271.5	$392.3	$(375.4)	$644.0

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Condensed Consolidating Statements of Operations

	For the Year Ended December 31, 2003, restated

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$383.7	$216.9	$—	$—	$600.6
Cost of sales — shipping and handling	118.7	46.6	—	—	165.3
Cost of sales — products	173.8	114.5	—	—	288.3

Gross profit	91.2	55.8	—	—	147.0
Selling, general and administrative expenses	26.7	21.9	—	—	48.6

Operating income	64.5	33.9	—	—	98.4
Interest expense	0.5	9.1	29.5	—	39.1
Other (income) expense	(1.2)	4.6	2.2	—	5.6
Earnings in equity of subsidiary	—	—	(53.7)	53.7	—

Income (loss) before income taxes	65.2	20.2	22.0	(53.7)	53.7
Income tax expense (benefit)	21.2	10.5	(21.5)	—	10.2

Net income (loss)	$44.0	$9.7	$43.5	$(53.7)	$43.5

Condensed Consolidating Statements of Operations

	For the Year Ended December 31, 2002, restated

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$334.1	$168.5	$—	$—	$502.6
Cost of sales — shipping and handling	99.6	37.9	—	—	137.5
Cost of sales — products	157.2	82.0	—	—	239.2

Gross profit	77.3	48.6	—	—	125.9
Selling, general and administrative expenses	24.1	16.5	(0.1)	—	40.5
Restructuring and other charges	4.6	1.4	1.7	—	7.7

Operating income (loss)	48.6	30.7	(1.6)	—	77.7
Interest expense	0.4	9.4	31.5	—	41.3
Other (income) expense	(0.3)	(0.1)	5.3	—	4.9
Earnings in equity of subsidiary	—	—	(50.8)	50.8	—

Income (loss) before income taxes	48.5	21.4	12.4	(50.8)	31.5
Income tax expense (benefit)	8.1	11.0	(18.5)	—	0.6

Net income (loss)	$40.4	$10.4	$30.9	$(50.8)	$30.9

Condensed Combining and Consolidating Statements of Operations

	For the Year Ended December 31, 2001, restated

		Non-			Combined and
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$342.8	$180.4	$—	$—	$523.2
Cost of sales — shipping and handling	100.9	42.3	—	—	143.2
Cost of sales — products	166.5	90.5	—	—	257.0

Gross profit	75.4	47.6	—	—	123.0
Selling, general and administrative expenses	22.0	16.8	0.1	—	38.9
Restructuring and other charges	3.7	0.1	23.2	—	27.0

Operating income (loss)	49.7	30.7	(23.3)	—	57.1
Interest expense	1.0	10.2	3.1	—	14.3
Other (income) expense	(2.5)	(0.9)	0.3	—	(3.1)
Earnings in equity of subsidiary	—	—	(51.2)	51.2	—

Income (loss) before income taxes	51.2	21.4	24.5	(51.2)	45.9
Income tax expense (benefit)	8.4	13.0	(4.1)	—	17.3

Net income (loss)	$42.8	$8.4	$28.6	$(51.2)	$28.6

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Condensed Consolidating Statements of Operations

	For the Year Ended December 31, 2003, as previously reported

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$383.7	$216.9	$—	$—	$600.6
Cost of sales — shipping and handling	118.7	46.6	—	—	165.3
Cost of sales — products	173.8	114.5	—	—	288.3

Gross profit	91.2	55.8	—	—	147.0
Selling, general and administrative expenses	26.7	21.9	—	—	48.6

Operating income	64.5	33.9	—	—	98.4
Interest expense	0.5	9.1	29.5	—	39.1
Other (income) expense	(1.2)	4.6	2.2	—	5.6
Earnings in equity of subsidiary	—	—	(55.9)	55.9	—

Income (loss) before income taxes	65.2	20.2	24.2	(55.9)	53.7
Income tax expense (benefit)	19.0	10.5	(21.5)	—	8.0

Net income (loss)	$46.2	$9.7	$45.7	$(55.9)	$45.7

Condensed Consolidating Statements of Operations

	For the Year Ended December 31, 2002, as previously reported

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$334.1	$168.5	$—	$—	$502.6
Cost of sales — shipping and handling	99.6	37.9	—	—	137.5
Cost of sales — products	157.2	82.0	—	—	239.2

Gross profit	77.3	48.6	—	—	125.9
Selling, general and administrative expenses	24.1	16.5	(0.1)	—	40.5
Restructuring and other charges	4.6	1.4	1.7	—	7.7

Operating income (loss)	48.6	30.7	(1.6)	—	77.7
Interest expense	0.4	9.4	31.5	—	41.3
Other (income) expense	(0.3)	(0.1)	5.3	—	4.9
Earnings in equity of subsidiary	—	—	(39.6)	39.6	—

Income (loss) before income taxes	48.5	21.4	1.2	(39.6)	31.5
Income tax expense (benefit)	19.3	11.0	(18.5)	—	11.8

Net income (loss)	$29.2	$10.4	$19.7	$(39.6)	$19.7

Condensed Combining and Consolidating Statements of Operations

	For the Year Ended December 31, 2001, as previously reported

		Non-			Combined and
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Sales	$342.8	$180.4	$—	$—	$523.2
Cost of sales — shipping and handling	100.9	42.3	—	—	143.2
Cost of sales — products	166.5	90.5	—	—	257.0

Gross profit	75.4	47.6	—	—	123.0
Selling, general and administrative expenses	22.0	16.8	0.1	—	38.9
Restructuring and other charges	3.7	0.1	23.2	—	27.0

Operating income (loss)	49.7	30.7	(23.3)	—	57.1
Interest expense	1.0	10.2	3.1	—	14.3
Other (income) expense	(2.5)	(0.9)	0.3	—	(3.1)
Earnings in equity of subsidiary	—	—	(41.7)	41.7	—

Income (loss) before income taxes	51.2	21.4	15.0	(41.7)	45.9
Income tax expense (benefit)	17.9	13.0	(4.1)	—	26.8

Net income (loss)	$33.3	$8.4	$19.1	$(41.7)	$19.1

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Condensed Consolidating Statements of Cash Flows

	For the Year Ended December 31, 2003

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$79.4	$23.8	$(32.2)	$—	$71.0
Cash flows from investing:
Capital expenditure	(10.0)	(10.6)	—	—	(20.6)
Proceeds from sales of property, plant and equipment	—	0.1	—	—	0.1
Acquisition of intangible assets	(24.8)	—	—	—	(24.8)
Other	—	(0.3)	—	—	(0.3)

Net cash used in investing activities	(34.8)	(10.8)	—	—	(45.6)
Cash flows from financing:
Principal payments on other long-term debt, including capital leases	—	—	(31.1)	—	(31.1)
Revolver activity	—	—	14.0	—	14.0
Dividends paid	—	—	(21.7)	—	(21.7)
Advances to CMI, net	—	—	(8.2)	—	(8.2)
Payments (to) from Affiliates, net	(50.8)	(20.0)	70.8	—	—
Capital contribution from CMI	—	8.8	—	—	8.8

Net cash provided by (used in) Financing activities	(50.8)	(11.2)	23.8	—	(38.2)
Effect of exchange rate changes on cash	—	(4.9)	8.4	—	3.5

Net increase (decrease) in cash and cash equivalents	(6.2)	(3.1)	—	—	(9.3)
Cash and cash equivalents:
Beginning of year	6.5	5.4	—	—	11.9

End of year	$0.3	$2.3	$—	$—	$2.6

Condensed Consolidating Statements of Flows

	For the Year Ended December 31, 2002

		Non-
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$78.8	$26.5	$(23.1)	$—	$82.2
Cash flows from investing:
Capital expenditure	(10.4)	(9.1)	—	—	(19.5)
Other	0.4	—	—	—	0.4

Net cash used in investing activities	(10.0)	(9.1)	—	—	(19.1)
Cash flows from financing:
Revolver activity	—	(10.8)	(29.0)	—	(39.8)
Issuance of long-term debt	—	—	78.4	—	78.4
Principal payments on other long-term debt, including capital leases	(0.1)	(0.1)	(115.7)	—	(115.9)
Advances to CMI, net	—	—	(2.2)	—	(2.2)
Payments (to) from Affiliates, net	(70.4)	(3.3)	73.7	—	—
Deferred financing costs	—	—	(3.9)		(3.9)
Capital contribution from CMI	—	—	12.8	—	12.8
Other	—	—	1.0	—	1.0

Net cash provided by (used in) Financing activities	(70.5)	(14.2)	15.1	—	(69.6)
Effect of exchange rate changes on cash	—	(5.5)	8.0	—	2.5

Net increase (decrease) in cash and cash equivalents	(1.7)	(2.3)	—	—	(4.0)
Cash and cash equivalents:
Beginning of year	8.2	7.7	—	—	15.9

End of year	$6.5	$5.4	$—	$—	$11.9

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Condensed Combining and Consolidating Statements of Cash Flows

	For the Year Ended December 31, 2001

		Non-			Combined and
(In millions)	Guarantors	guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$65.0	$66.2	$(18.7)	$—	$112.5
Cash flows from investing:
Capital expenditure	(22.8)	(20.2)	—	—	(43.0)
Proceeds from sales	—	0.2	—	—	0.2
Other	(0.8)	—	—	—	(0.8)

Net cash used in investing activities	(23.6)	(20.0)	—	—	(43.6)
Cash flows from financing:
Revolver activity	6.4	—	29.0	—	35.4
Issuance of long-term debt	—	—	475.0	—	475.0
Principal payments on other long-term debt, including capital leases	(0.8)	(65.5)	—	—	(66.3)
Borrowings from IMC Global and affiliates, net	(12.9)	27.0	(95.2)	—	(81.1)
Dividends paid	(26.7)	—	(372.1)	—	(398.8)
Deferred financing costs	—	—	(18.0)	—	(18.0)

Net cash provided by (used in) Financing activities	(34.0)	(38.5)	18.7	—	(53.8)

Effect of exchange rate changes on cash	(1.6)	2.1	—	—	0.5

Net increase (decrease) in cash and cash equivalents	5.8	9.8	—	—	15.6
Cash and cash equivalents:
Beginning of year	2.3	(2.0)	—	—	0.3

End of year	$8.1	$7.8	$—	$—	$15.9

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company pursuant to Exchange Act Rule 13a-14.
     The Company regularly evaluates the critical estimates and assumptions that it makes in the preparation of its financial statements. As a result of this evaluation process, the Company determined that its deferred income tax accounts and related valuation allowance should be adjusted for periods prior to September 30, 2004 to reflect the consideration of (1) future reversals of existing taxable temporary differences and (2) taxable income expected to be generated in the future from sources other than reversals of existing taxable temporary differences, as possible sources of taxable income. These non-cash adjustments were the basis for the determination to restate the Company’s financial statements reflected in this amendment to the Company’s Annual Report on Form 10-K/A.
     The non-cash adjustments to the deferred income tax accounts and related valuation allowance, reflected as non-cash adjustments to income tax expense on the combined and consolidated financial statements, are an (increase)/decrease of $(2.2) million, $11.2 million and $9.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The adjustments have no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize benefits from its deferred tax assets.
     The non-cash adjustments to the Company’s deferred income tax accounts and related valuation allowance were the result of the consideration of (1) future reversals of existing taxable temporary differences and (2) taxable income expected to be generated in the future from sources other than reversals of existing taxable temporary differences, as possible sources of taxable income, which had not been done previously. In designing and evaluating their disclosure controls and procedures, the Company recognizes that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company believes that the errors which led to the restatement were the result of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. The material weakness was the result of (a) internal control deficiencies relating to the analysis and reconciliation of income tax accounts, (b) resource constraints related to the income tax accounting function and (c) incorrect conclusions reached regarding the accounting for our deferred income tax accounts and related valuation allowance. As a result of the material weakness described above, we concluded that our internal controls and procedures were ineffective as of December 31, 2003. The conclusion of the Chief Executive Officer and Chief Financial Officer from this evaluation was communicated to the Audit Committee of the Company’s parent, CMI.
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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the name, age and position of each person who is an executive officer or director of CMG on the date of this annual report.

________________________________________________________________

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

Board of Committees

In connection with the initial public offering of our parent, CMI, CMI established an audit committee in accordance with Section 3(a)(58) of the Exchange Act, as well as a compensation committee, nominating/ corporate governance committee, operating committee and environmental, health and safety committee. In conjunction with the establishment of those committees by CMI, in February 2004, we dissolved our audit committee, compensation committee, executive committee and environmental, health and safety committee. The audit committee of CMI, similar to our previous audit committee, oversees the engagement of our independent public accountants, reviews our annual financial statements and the scope of annual audits and considers matters relating to accounting policies and internal controls.

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

			Long Term Compensation

	Annual Compensation		Awards	Pay outs

			Securities
			Underlying	Long Term	All Other
		Bonus	Options/SARs	Incentive	Compensation
Name and Principal Position	Salary ($)	($)(1)	(#)(2)	Pay outs($)(5)	($)(3)

Michael E. Ducey
President and Chief Executive Officer of CMG
2003	356,563	413,368	—	—	167,514
April (date of hire) to December 2002	262,500	251,328	540,774	—	130,761
Steven Wolf
Vice President and General Manager, Highway Deicing and SOP of CMG
2003	282,042	236,283	—	852,920	113,985
2002	258,803	143,465	—	63,408	412,430
2001	247,108	91,998	220,961	—	50,348
Keith E. Clark
Vice President and General Manager, General Trade of CMG
2003	207,763	111,054	—	824,733	88,995
2002	199,190	93,234	—	8,150	325,054
2001	193,804	75,323	213,411	—	34,405
David J. Goadby(4)
Vice President of CMG and Managing Director, Salt Union Ltd.
2003	192,492	69,859	—	—	46,199
2002	168,774	47,095	—	—	219,886
2001	150,932	27,860	140,494	—	45,801
Rodney L. Underdown
Vice President and Chief Financial Officer of CMG
2003	165,129	76,751	—	380,004	48,144
2002	150,000	48,960	—	—	211,294
2001	128,105	31,832	98,214	—	13,864

(1)	Bonuses were paid pursuant to the Compass Minerals Group Incentive Compensation Program. Under this program, bonus amounts were calculated on an annual basis according to business and individual performance.
(2)	Represents the number of shares of CMI’s common stock underlying options (as adjusted to reflect changes in our capital structure following the date of grant).
(3)	Consists of sale and retention bonuses related to the change in ownership subsequent to the Recapitalization, certain moving expenses incurred by Mr. Ducey considered by the U.S. Internal Revenue Service to be compensation and other employer contributions to our tax-qualified and non-tax- qualified defined contribution and defined benefit retirement plans.
(4)	Mr. Goadby’s compensation is paid in British pounds sterling, which has been converted to U.S. dollars at a rate of £0.5814 per $1.00.
(5)	In September of 2003, the deferred compensation plan was terminated resulting in distribution of all of its holdings to its participants. See Item 11, “Executive Compensation–Deferred Compensation Plan.”

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

			Number of Securities
			Underlying Unexercised
			Options/SARs at		Value of Unexercised
			December 31, 2003		In-the-Money Options/SARs at
	Number of				December 31, 2003 ($)(1)
	Shares	Value
	Acquired on	Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael E. Ducey	67,595	77,740	337,980	135,193	4,353,182	1,741,286
Steven Wolf	27,617	52,769	138,101	55,242	1,778,741	711,517
Keith E. Clark	26,675	50,970	133,379	53,352	1,717,922	687,174
David J. Goadby	12,227	5,365	87,802	35,125	1,130,890	452,410
Rodney L. Underdown	12,276	23,457	61,381	24,553	790,587	316,243

(1)	Calculated by multiplying the difference between the fair market value of the shares of CMI’s common stock underlying the options as of December 31, 2003 ($14.28 per share) and the exercise price of the options by the number of shares of CMI’s common stock underlying the options.

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

     The term of the options is eight years and thirty days from the date of grant. However, all unvested options will automatically expire upon the date of an optionee’s termination of employment (or termination of directorship or consultancy, as applicable). In addition, all vested options will generally expire one year following the termination of an optionee’s services by us, subject to certain exceptions. Shares of CMI common stock purchased or acquired under the stock plan will generally be subject to restrictions on transfer, repurchase rights and other limitations set forth in the investor rights agreement. We filed a registration state-

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

ment on Form S-8 under the Securities Act to register the issuance of those shares issuable or reserved for issuance under the CMI 2001 Stock Option Plan.

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of CMI common stock as of the date of this annual report on Form 10-K with respect to (i) each person that is a beneficial owner of more than 5% of CMI’s outstanding common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group:

	Number of
	Shares of CMI
	Common Stock	Percent
Name and Address of Beneficial Owner	Beneficially Owned(1)	of Class

Apollo(2)	11,462,064	35.93%
Neuberger Berman, Inc.(3)	1,754,000	5.50%
Michael E. Ducey(4)	617,190	1.93%
Keith E. Clark(4)	255,883	*
David J. Goadby(4)	155,578	*
Rodney L. Underdown(4)	117,810	*
Steven Wolf(4)	264,825	*
Joel A. Asen(5)	53,669	*
Robert F. Clark(6)	177,832	*
Peter P. Copses(5)	53,669	*
Robert H. Falk(5)	53,669	*
Joshua J. Harris(5)	53,669	*
Scott M. Kleinman(5)	53,669	*
Douglas A. Pertz(5)	53,669	*
Heinn F. Tomfohrde, III(5)	53,669	*
Bradley J. Bell(5)	37,367	*
All directors and officers as a group	2,002,168	6.28%

*	Represents less than 1% of the outstanding shares of CMI common stock (excluding any shares held by YBR Holdings that could be attributed to any of these individuals).
(1)	For purposes of this table, information as to the percentage of shares beneficially owned is calculated based on 31,899,567 shares of CMI common stock outstanding. The amounts and percentages of CMI common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of CMI common stock.
(2)	Represents all shares held of record by YBR Holdings. YBR Holdings is an affiliate of, and is controlled by, Apollo through Apollo’s majority ownership of YBR Holdings’ membership interests. The address of each of YBR Holdings, Apollo and of Messrs. P. Copses, R. Falk, J. Harris and S. Kleinman is c/o Apollo Management, L.P., 1301 Avenue of the Americas, New York, New York 10019.

(3	The address of Neuberger Berman, Inc. is 605 Third Ave., New York, New York 10158-3698.

(4)	Includes options that are currently exercisable or will become exercisable in the next 60 days. Does not include options to purchase 135,192, 53,352, 35,125, 24,553 and 55,242 shares of CMI common stock that we have granted to Messrs. M. Ducey, K. Clark, D. Goadby, R. Underdown and S. Wolf, respectively. These options are subject to time and performance vesting conditions and are not currently exercisable (and will not become exercisable within the next 60 days). See Item 11, “Executive Compensation—2001 Option Plan.” The address of each of Messrs. M. Ducey, K. Clark, D. Goadby, R. Underdown and S. Wolf is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.
(5)	Represents options to purchase 37,367 shares of CMI common stock that we have granted to Mr. B. Bell and 53,669 shares of CMI common stock that we have granted to each of Messrs. J. Asen, P. Copses, R. Falk, J. Harris, S. Kleinman, D. Pertz and H. Tomfohrde III. These options are exercisable immediately.
(6)	The address of Mr. R. Clark is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

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

A summary of the services provided to CMG and CMI by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002 are as follows (in millions):

	2003	2002

Audit fees(a)	$0.6	$1.0
Tax fees(b)	1.0	0.9
All other fees(c)	0.1	—

	$1.7	$1.9

(a)	Relates to services for the annual financial statement audits included in our Form 10-K for CMI and CMG, quarterly reviews for the financial statements included in our Form 10-Q, other financial statement audits that were required by SEC rules, reviews of registration statements and other SEC filings, and procedures performed for comfort letters issued to underwriters in connection with capital market transactions.
(b)	Relates to services for reviews of certain tax filings, as well as research and advice on tax planning matters.
(c)	Relates to audits of pension and retirement plans.
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

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Consolidated Balance Sheets as of December 31, 2003 and 2002, restated	35
Combined and Consolidated Statements of Operations for the three years ended December 31, 2003, restated	36
Combined and Consolidated Statements of Stockholder’s Equity (Deficit) for the three years ended December 31, 2003, restated	37
Combined and Consolidated Statements of Cash Flows for the three years ended December 31, 2003, restated	38
Notes to Combined and Consolidated Financial Statements, restated	39

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals Group, Inc.

December 31, 2003, 2002 and 2001 (in millions)

	Balance
	at the	Additions			Balance
	Beginning of	Charged to			at the End of
Description	the Year	Expense	Deductions(1)	Other	the Year

Deducted from Receivables — Allowance for Doubtful Accounts
2003	$1.6	$1.1	$(0.6)	$—	$2.1
2002	2.0	0.0	(0.4)	—	1.6
2001	1.8	1.6	(1.4)	—	2.0
Deducted from Deferred Income Taxes — Valuation Allowance (restated)(3)
2003	$16.9	$—	$(4.2)	$—	$12.7
2002	31.5	—	(14.6)	—	16.9
2001(2)	43.2	—	(7.7)	(4.0)	31.5

(1)	Deduction for purposes for which reserve was created.
(2)	Other includes a corresponding tax asset that diminished upon Recapitalization.
(3)	As discussed under the heading “Restatement” in Note 1 to the combined and consolidated financial statements, amounts here have been restated.

(b) Exhibits

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 33-82700).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.2 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.1	Restated Certificate of Incorporation of IMC Inorganic Chemicals Inc., filed as Exhibit A to the Certificate of Merger of IMC Merger Sub Inc. with and into Harris Chemical Group, Inc., filed on April 1, 1998 (incorporated herein by reference to Exhibit 3.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.2	Certificate of Amendment of Certificate of Incorporation of IMC Inorganic Chemicals Inc., changing its name from IMC Inorganic Chemicals Inc. to Compass Minerals Group, Inc., filed on November 28, 2001 (incorporated herein by reference to Exhibit 3.2 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.3	By-laws of Compass Minerals Group, Inc. (incorporated herein by reference to Exhibit 3.3 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.4	Certificate of Incorporation of GSL Corporation, filed as Exhibit A to the Certificate of Merger of GSL Acquisition Corp. into GSL Corporation, filed on September 24, 1993 (incorporated herein by reference to Exhibit 3.4 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Exhibit
No.	Description of Exhibit

3.5	Certificate of Ownership and Merger merging GSL Holdings Inc. into GSL Corporation filed on May 17, 1994 (incorporated herein by reference to Exhibit 3.5 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.6	Certificate of Amendment to Certificate of Incorporation of GSL Corporation filed on January 12, 2001 (incorporated herein by reference to Exhibit 3.6 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.7	By-laws of GSL Corporation (incorporated herein by reference to Exhibit 3.7 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.8	Certificate of Incorporation of Sifto Louisiana Inc. filed on March 22, 1990 (incorporated herein by reference to Exhibit 3.8 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.9	Certificate of Amendment to the Certificate of Incorporation of Sifto Louisiana Inc., changing its name from Sifto Louisiana Inc. to Carey Louisiana Inc., filed on August 22, 1990 (incorporated herein by reference to Exhibit 3.9 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.10	Certificate of Amendment to the Certificate of Incorporation of Carey Louisiana Inc., changing its name from Carey Louisiana Inc. to Carey Salt Company, filed on November 8, 1990 (incorporated herein by reference to Exhibit 3.10 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.11	By-laws of Carey Salt Company (incorporated herein by reference to Exhibit 3.11 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.12	Restated Certificate of Incorporation of American Salt Company, filed as Exhibit A to Certificate of Merger of Carey Salt, Inc. into American Salt Company, filed on March 30, 1990 (incorporated herein by reference to Exhibit 3.12 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.13	Certificate of Merger of Sifto Acquisition, Inc. into American Salt Company filed on March 30, 1990 (incorporated herein by reference to Exhibit 3.13 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.14	Certificate of Amendment to Restated Certificate of Incorporation of American Salt Company, changing its name from American Salt Company to North American Salt Company, filed on August 20, 1990 (incorporated herein by reference to Exhibit 3.14 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.15	Certificate of Amendment to Restated Certificate of Incorporation of North American Salt Company, changing its name from North American Salt Company to IMC Salt Inc., filed on May 1, 1998 (incorporated herein by reference to Exhibit 3.15 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.16	Certificate of Amendment of Certificate of Incorporation of IMC Salt Inc., changing its name from IMC Salt Inc. to North American Salt Company, filed on November 28, 2001 (incorporated herein by reference to Exhibit 3.16 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.17	By-laws of North American Salt Company (incorporated herein by reference to Exhibit 3.17 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.18	Restated Certificate of Incorporation of Great Salt Lake Minerals and Chemicals Corporation filed on March 29, 1990 (incorporated herein by reference to Exhibit 3.18 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.19	Certificate of Amendment to Restated Certificate of Incorporation of Great Salt Lake Minerals and Chemicals Corporation, changing its name from Great Salt Lake Minerals and Chemicals Corporation to Great Salt Lake Minerals Corporation, filed on October 9, 1991 (incorporated herein by reference to Exhibit 3.19 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.20	Certificate of Amendment to Restated Certificate of Incorporation of Great Salt Lake Minerals Corporation, changing its name from Great Salt Lake Minerals Corporation to IMC Kalium Ogden Corp., filed on June 18, 1998 (incorporated herein by reference to Exhibit 3.20 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.21	Certificate of Amendment to Restated Certificate of Incorporation of IMC Kalium Ogden Corp., changing its name from IMC Kalium Ogden Corp. to Great Salt Lake Minerals Corporation, dated November 28, 2001 (incorporated herein by reference to Exhibit 3.21 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.22	By-laws of Great Salt Lake Minerals Corporation (incorporated herein by reference to Exhibit 3.22 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.23	Restated Certificate of Incorporation of NAMSCO Inc., filed as Exhibit A to the Certificate of Merger of NAMSCO Acquisition Corp. with and into NAMSCO Inc., filed on September 24, 1993 (incorporated herein by reference to Exhibit 3.23 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.24	Certificate of Amendment to Certificate of Incorporation of NAMSCO Inc. filed on January 16, 2001 (incorporated herein by reference to Exhibit 3.24 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
3.25	By-laws of NAMSCO Inc. (incorporated herein by reference to Exhibit 3.25 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
10.1	Indenture, dated November 28, 2001, among Compass Minerals Group, Inc., as issuer, Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company, as guarantors, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
10.2	Form of Initial Note (included as Exhibit A to Exhibit 10.1).
10.3	Form of Exchange Note (included as Exhibit B to Exhibit 10.1).
10.4	Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Exhibit
No.	Description of Exhibit

10.5	Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement, dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.2 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
10.6	Royalty Agreement, dated September 1, 1962, between IMC Kalium Ogden Corp. and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Compass Minerals Registration Statement on Form S-4, File No. 333-82700).
10.7	Amended and Restated Credit Agreement, dated April 10, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint-bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent (incorporated herein by reference to Exhibit 10.4 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).
10.8	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 19, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent (incorporated herein by reference to Exhibit 10.5 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).
10.9	Amendment No. 2 to the Amended and Restated Credit Agreement, dated May 5, 2003, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.6 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).
10.10	Amendment No. 3 to the Amended and Restated Credit Agreement, dated May 21, 2003, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.7 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).
10.11	Amendment No. 4 to the Amended and Restated Credit Agreement and Waiver, dated November 17, 2003, among Compass Minerals International, Inc., Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.8 to Compass Minerals International’s Registration Statement on Form S-1, File No. 333-110250).
10.12	U.S. Collateral and Guaranty Agreement, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc., Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company and JPMorgan Chase Bank, as collateral agent (incorporated herein by reference to Exhibit 10.5 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
10.13	U.S. Collateral Assignment, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc. and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 10.6 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
10.14	Foreign Guaranty, dated November 28, 2001, among Sifto Canada Inc., Salt Union Limited, IMC Global (Europe) Limited, IMC Global (UK) Limited, London Salt Limited, Direct Salt Supplies Limited, J.T. Lunt & Co. (Nantwich) Limited, and JPMorgan Chase Bank, as collateral agent (incorporated herein by reference to Exhibit 10.7 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
10.15	Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).
10.16	Service Agreement, dated September 1, 1997, between Salt Union Limited and David J. Goadby (incorporated herein by reference to Exhibit 10.10 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).
10.17	Investor Rights Agreement, dated November 28, 2001, between Salt Holdings Corporation and the holders of securities of Salt Holdings Corporation party thereto (incorporated herein by reference to Exhibit 10.11 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-82700).

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

Exhibit
No.	Description of Exhibit

10.18	Amended and Restated Stock Rights Agreement, dated as of June 23, 2003, by and among Salt Holdings Corporation, Apollo Management V, L.P., each of the stockholders listed on Schedule A attached thereto and IMC Global Inc. (incorporated herein by reference to Exhibit 10.15 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).
10.19	Amended and Restated Management Consulting Agreement, dated December 10, 2003, between Compass Minerals International, Inc. and Apollo Management V, L.P. (incorporated herein by reference to Exhibit 10.16 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).
10.20	Master Assignment Agreement, dated April 10, 2002, among Compass Minerals Group, Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the Existing Lenders (as defined in the Master Assignment Agreement) (incorporated herein by reference to Exhibit 10.17 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).
10.21	Employment Agreement, dated March 12, 2002, between Compass Minerals Group, Inc. and Michael E. Ducey (incorporated herein by reference to Exhibit 10.18 to Salt Holdings Corporation’s Registration Statement on Form S-4, File No. 333-104603).
12.1**	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1**	Subsidiaries of the Registrant.
31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith.

**	Previously filed with Form 10-K

(c)	Reports on Form 8-K:
     From 8-K, filed May 13, 2003, “Regulation FD Disclosure”
     From 8-K, filed June 27, 2003, “Other Events”
     From 8-K, filed August 13, 2003, “Regulation FD Disclosure”
     From 8-K, filed November 7, 2003, “Regulation FD Disclosure”

COMPASS MINERALS GROUP, INC.	2003 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS GROUP, INC.

/s/ MICHAEL E. DUCEY

_______________________________________ Michael E. Ducey
President and Chief Executive Officer

Date: November 23, 2004

/s/ RODNEY L. UNDERDOWN
_______________________________________ Rodney L. Underdown
Chief Financial Officer and Vice President

Date: November 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals Group, Inc. and in the capacities indicated on November 23, 2004.

Signature	Capacity

/s/ MICHAEL E. DUCEY Michael E. Ducey	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RODNEY L. UNDERDOWN Rodney L. Underdown	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

/s/ JOSHUA J. HARRIS Joshua J. Harris	Director

/s/ SCOTT M. KLEINMAN Scott M. Kleinman	Director