Form 10-Q/A
period 2004-03-31
COMPASS MINERALS GROUP INC
filed 2004-11-24
CIK 1160726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 22, 2004 was 1,000 shares.

COMPASS MINERALS GROUP, INC.

Introductory Note

      Compass Minerals Group, Inc. (the “Company”) is restating its combined and consolidated financial statements to correct an error in the calculation of the deferred income tax accounts and related valuation allowance dating back to the year ended December 31, 1998. The effect of the timing of future reversals of existing temporary differences had not been previously considered as a possible source of future taxable income. In addition, the effect of taxable income expected to be generated in the future from sources other than the reversals of existing taxable temporary differences had not been properly considered at December 31, 2002 as a possible source of future taxable income. The Company is also restating the historical balance sheet presentation of advances to its parent company and sole shareholder, Compass Minerals International, Inc., from other non-current assets to a deduction from stockholder’s equity (deficit). The disclosure under the heading “Restatement” in Note 1 to the consolidated financial statements in the Quarterly Report on Form 10-Q/A describes the effect of the restatement on the consolidated financial statements appearing in this Form 10-Q/A. The restatement discussed above had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

      As a result of restating the consolidated financial statements for the year ended December 31, 2003, the Company determined that its financial statements for the three-month periods ended March 31, 2004 and 2003 also needed to be restated in order to reflect the corrections discussed above (see the disclosure under the heading “Restatement” in Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A)

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPASS MINERALS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(restated)	(restated)

	(Unaudited)
	(In millions,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71.3	$2.6
Receivables, less allowance for doubtful accounts of $2.1 million in 2004 and in 2003	86.0	117.4
Inventories	56.8	96.7
Other	2.5	3.7

Total current assets	216.6	220.4
Property, plant and equipment, net	257.2	262.0
Intangible assets — mineral interests and other, net	172.0	172.7
Other	24.2	24.5

Total assets	$670.0	$679.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0.7	$0.8
Accounts payable	53.3	72.6
Accrued expenses	15.3	13.3
Accrued interest	4.4	12.5
Accrued salaries and wages	14.0	13.5
Income taxes payable	8.4	—

Total current liabilities	96.1	112.7
Long-term debt, net of current portion	395.3	419.4
Deferred income taxes	54.8	55.9
Other noncurrent liabilities	39.8	36.4
Commitments and contingencies (Note 9)
Stockholder’s equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 1,000 shares authorized, issued and outstanding	—	—
Additional paid in capital	354.7	354.7
Accumulated deficit	(280.9)	(314.6)
Advances to parent	(17.1)	(10.4)
Accumulated other comprehensive income	27.3	25.5

Total stockholder’s equity	84.0	55.2

Total liabilities and stockholder’s equity	$670.0	$679.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003
	(restated)	(restated)

	(Unaudited)
	(In millions)
Sales	$250.5	$212.7
Cost of sales — shipping and handling	74.4	64.1
Cost of sales — products	104.1	95.5

Gross profit	72.0	53.1
Selling, general and administrative expenses	14.0	11.6

Operating earnings	58.0	41.5
Other (income) expense:
Interest expense	9.5	9.7
Other, net	0.5	(0.3)

Income before income taxes	48.0	32.1
Income tax expense	14.3	11.1

Net income	$33.7	$21.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For the Three Months Ended March 31, 2004, restated

					Accumulated
		Additional		Advances	Other
	Common	Paid In	Accumulated	to	Comprehensive
	Stock	Capital	Deficit	Parent	Income	Total

	(Unaudited)
	(In millions)
Balance, December 31, 2003	$—	$354.7	$(314.6)	$(10.4)	$25.5	$55.2
Advances to parent				(6.7)		(6.7)
Comprehensive income:
Net income			33.7			33.7
Unrealized gain on cash flow hedges, net of tax					0.3	0.3
Cumulative translation adjustments					1.5	1.5

Comprehensive income						35.5

Balance, March 31, 2004	$—	$354.7	$(280.9)	$(17.1)	$27.3	$84.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003
	(restated)	(restated)

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$33.7	$21.0
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	10.5	9.8
Finance fee amortization	0.4	0.5
Deferred income taxes	(0.3)	7.6
Changes in operating assets and liabilities:
Receivables	31.6	12.3
Inventories	39.6	43.7
Other assets	0.6	(1.9)
Accounts payable and accrued expenses	(16.5)	(20.0)
Other noncurrent liabilities	3.2	(0.1)

Net cash provided by operating activities	102.8	72.9

Cash flows from investing activities:
Capital expenditures	(3.9)	(2.7)
Other	0.1	—

Net cash used in investing activities	(3.8)	(2.7)

Cash flows from financing activities:
Principal payments on long-term debt, including capital leases	(10.2)	(30.5)
Revolver activity	(14.0)	—
Advances to parent	(6.7)	(0.3)

Net cash used in financing activities	(30.9)	(30.8)

Effect of exchange rate changes on cash and cash equivalents	0.6	(1.2)

Net increase in cash and cash equivalents	68.7	38.2

Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$71.3	$50.1

Supplemental cash flow information:
Interest paid	$17.3	$17.4
Income taxes paid, net of refunds	2.7	2.1

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

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2004.

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

      As a result, the Company has recalculated its deferred income tax accounts, related valuation allowance and other income tax liability accounts in other noncurrent liabilities at the end of each year from December 31, 1998 through December 31, 2003 and at March 31, 2004 and June 30, 2004 and has restated its consolidated financial statements and the accompanying notes to the consolidated financial statements, as applicable, for the three-month periods ended March 31, 2004 and 2003 to reflect the adjustments in the deferred income tax accounts and related valuation allowance and other income tax liability accounts in other noncurrent liabilities on the consolidated balance sheets. These adjustments during the previous reporting periods had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the effects of these non-cash adjustments (in millions):

Cumulative decrease to deferred income tax liability and increase to stockholder’s equity (deficit) at January 1, 2003	$24.0
Increase in income tax expense and decrease in net income for the three-months ended March 31, 2003	(5.9)
Cumulative decrease to deferred income tax liability and increase to stockholder’s equity (deficit) at January 1, 2004	21.8
Increase in income tax expense and decrease in net income for the three-month period ended March 31, 2004	(2.7)

      Prior to September 30, 2004, the Company presented advances to its parent company and sole shareholder, Compass Minerals International, Inc., as a component of other non-current assets. The Company has subsequently determined that these advances should have been presented as a deduction from stockholder’s equity (deficit) in the consolidated balance sheets and statements of stockholder’s equity (deficit). CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The effect of this restatement is a reduction in total assets and stockholder’s equity (deficit) of $17.1 million and $10.4 million at March 31, 2004 and December 31, 2003, respectively.

      The following tables present (in millions, except share data) the impact of the restatement on the consolidated statements of operations, the consolidated balance sheets, and consolidated statements of cash flows. The amounts previously reported are derived from the Company’s historical filings with the SEC.

	For the three months		For the three months
	ended March 31,		ended March 31,
	2004		2003

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated statement of operations:
Income before income taxes	$48.0	$48.0	$32.1	$32.1
Income tax expense	11.6	14.3	5.2	11.1

Net income	$36.4	$33.7	$26.9	$21.0

	March 31, 2004		December 31, 2003

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated balance sheet:
Other noncurrent assets	$41.3	$24.2	$34.9	$24.5
Total assets	687.1	670.0	690.0	679.6
Deferred income taxes	77.1	54.8	77.7	55.9
Other noncurrent liabilities	36.6	39.8	36.4	36.4
Additional paid in capital	341.9	354.7	341.9	354.7
Accumulated deficit	(287.2)	(280.9)	(323.6)	(314.6)
Advances to parent	—	(17.1)	—	(10.4)
Total stockholder’s equity (deficit)	82.0	84.0	(43.8)	55.2

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the three months		For the three months
	ended March 31, 2004		ended March 31, 2003

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated statement of cash flows:
Net income	$36.4	$33.7	$26.9	$21.0
Deferred income taxes	0.2	(0.3)	1.7	7.6
Other noncurrent liabilities	—	3.2	(0.1)	(0.1)
Net cash provided by operating activities	102.8	102.8	72.9	72.9

2.	Recent Accounting Pronouncements:

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

3.     Inventories:

      Inventories consist of the following (in millions):

	March 31,	December 31,
	2004	2003

Finished goods	$45.6	$84.1
Raw materials and supplies	11.2	12.6

	$56.8	$96.7

4.	Property, Plant and Equipment:

      Property, plant and equipment consists of the following (in millions):

	March 31,	December 31,
	2004	2003

Land and buildings	$138.0	$135.9
Machinery and equipment	407.7	408.3
Furniture and fixtures	9.6	9.6
Mineral properties and rights	20.8	20.3
Construction in progress	9.8	6.5

	585.9	580.6
Less accumulated depreciation and depletion	328.7	318.6

	$257.2	$262.0

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets — Mineral Interests and Other:

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

      The Company determines its current and deferred income taxes on a separate company basis. For the three-month periods ended March 31, 2004 and 2003, the Company originally reported income tax expense of $11.6 million and $5.2 million, respectively. The Company originally recorded a full valuation allowance against certain U.S. deferred tax assets. As part of the restatement to the combined and consolidated financial statements further described under the heading “Restatement” in Note 1 to this report, the Company decreased the valuation allowance against certain U.S. deferred tax assets by $24.0 million as of January 1, 2003. As a result of this restatement, income tax expense for the three-month periods ended March 31, 2004 and 2003 was $14.3 million and $11.1 million, respectively. Income tax expense for these periods, as originally reported, reflected an income tax benefit for the decrease in valuation allowance that resulted from the utilization of NOLs that were fully offset by a valuation allowance. Due to the restatement of the valuation allowance as of January 1, 2003, the utilization of NOLs in the three-month periods ended March 31, 2004 and 2003 did not result in an income tax benefit as the NOLs utilized are no longer fully offset by a valuation allowance. This resulted in an increase in the Company’s effective tax rate, and related expense, for this period.

      Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials and foreign mining income taxes.

      At March 31, 2004, we had approximately $70.0 million of NOLs that expire between 2007 and 2022. The Company has recorded a valuation allowance for a portion of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized given the annual limitations from prior ownership changes. As of March 31, 2004 and December 31, 2003, the Company’s valuation allowance was $9.5 million and $12.7 million, respectively. If sufficient evidence exists in the future that more or less of the Company’s deferred tax assets should be realized, an adjustment to the valuation allowance will be made at that time.

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Parent Company Obligations

      Advances to CMG’s parent company and sole shareholder, CMI, in the amount of $17.1 million and $10.4 million at March 31, 2004 and December 31, 2003, respectively, are presented as a deduction from stockholder’s equity. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The advances to parent are non-interest bearing.

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

10.	Operating Segments:

      Segment information is as follows (in millions):

	Three Months Ended March 31, 2004

	Salt	Potash	Other(a)	Total

Sales to external customers	$228.7	$21.8	$—	$250.5
Intersegment sales	—	2.3	(2.3)	—
Cost of sales — shipping and handling costs	70.7	3.7	—	74.4
Operating earnings (loss)	60.2	3.0	(5.2)	58.0
Depreciation, depletion and amortization	8.5	2.0	—	10.5
Total assets, restated	511.6	143.5	14.9	670.0

	Three Months Ended March 31, 2003

	Salt	Potash	Other(a)	Total

Sales to external customers	$200.4	$12.3	$—	$212.7
Intersegment sales	—	1.8	(1.8)	—
Cost of sales — shipping and handling costs	62.0	2.1	—	64.1
Operating earnings (loss)	45.4	0.3	(4.2)	41.5
Depreciation, depletion and amortization	7.8	2.0	—	9.8
Total assets, restated	488.0	119.5	15.5	623.0

(a)	“Other” includes corporate entities and eliminations.

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Comprehensive Income:

      The Company’s comprehensive income is comprised of net income, the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended March 31, are (in millions):

	2004	2003
	(restated)	(restated)

Net income	$33.7	$21.0
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	(0.6)
Cumulative translation adjustments	1.5	2.2

Comprehensive income	$35.5	$22.6

      The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the three-month period ended March 31, 2004:

				Accumulated
	Unfunded	Unrealized	Foreign	Other
	Pension	Gains on Cash	Currency	Comprehensive
	Losses	Flow Hedges	Adjustments	Income

Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	—	0.3	1.5	1.8

Balance at March 31, 2004	$(7.0)	$1.1	$33.2	$27.3

	Before Tax	Tax	Net-of-Tax
For the three-months ended March 31, 2004:	Amount	Expense	Amount

Unrealized gain on cash flow hedges	$0.4	$(0.1)	$0.3
Foreign currency translation adjustment	1.5	—	1.5

Other comprehensive income	$1.9	$(0.1)	$1.8

12.	Guarantor/ Non-guarantor Condensed Consolidated Statements:

      As discussed in Note 8 to the consolidated financial statements included in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 23, 2004, the Company issued a total of $325.0 million of 10% Senior Subordinated Notes due 2011. These notes were unsecured obligations of CMG, however, they were guaranteed on an unsecured basis by its domestic subsidiaries. The guarantee is full and unconditional. As discussed in Note 1, the following condensed consolidating financial statements have been restated.

      The following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company, its domestic subsidiaries (guarantors) and its foreign subsidiaries (non-guarantors).

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004, restated

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(Unaudited)

	(In millions)
Cash and cash equivalents	$51.0	$20.3	$—	$—	$71.3
Receivables, net	50.3	35.7	—	—	86.0
Inventories	36.6	20.2	—	—	56.8
Other current assets	2.1	0.4	—	—	2.5
Property, plant and equipment, net	66.3	190.9	—	—	257.2
Intangible assets — mineral interests and other, net	172.0	—	—	—	172.0
Investment in subsidiaries	—	—	569.3	(569.3)	—
Other	7.9	4.0	12.3	—	24.2

Total assets	$386.2	$271.5	$581.6	$(569.3)	$670.0

Current portion of long-term debt	$—	$—	$0.7	$—	$0.7
Other current liabilities	40.4	48.5	6.5	—	95.4

Total current liabilities	40.4	48.5	7.2	—	96.1
Long-term debt, net of current portion	—	—	395.3	—	395.3
Due to (from) affiliates	(148.0)	71.9	76.1	—	—
Other noncurrent liabilities	63.9	11.7	19.0	—	94.6
Total stockholder’s equity	429.9	139.4	84.0	(569.3)	84.0

Total liabilities and common stockholder’s equity	$386.2	$271.5	$581.6	$(569.3)	$670.0

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004, as previously reported

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(Unaudited)

	(In millions)
Cash and cash equivalents	$51.0	$20.3	$—	$—	$71.3
Receivables, net	50.3	35.7	—	—	86.0
Inventories	36.6	20.2	—	—	56.8
Other current assets	2.1	0.4	—	—	2.5
Property, plant and equipment, net	66.3	190.9	—	—	257.2
Intangible assets — mineral interests and other, net	172.0	—	—	—	172.0
Investment in subsidiaries	—	—	550.2	(550.2)	—
Other	7.9	4.0	29.4	—	41.3

Total assets	$386.2	$271.5	$579.6	$(550.2)	$687.1

Current portion of long-term debt	$—	$—	$0.7	$—	$0.7
Other current liabilities	40.4	48.5	6.5	—	95.4

Total current liabilities	40.4	48.5	7.2	—	96.1
Long-term debt, net of current portion	—	—	395.3	—	395.3
Due to (from) affiliates	(148.0)	71.9	76.1	—	—
Other noncurrent liabilities	83.0	11.7	19.0	—	113.7
Total stockholder’s equity	410.8	139.4	82.0	(550.2)	82.0

Total liabilities and common stockholder’s equity	$386.2	$271.5	$579.6	$(550.2)	$687.1

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

December 31, 2003, restated

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(In millions)
Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets — mineral interests and other, net	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	524.8	(524.8)	—
Other	7.9	3.9	12.7	—	24.5

Total assets	$374.7	$293.0	$536.7	$(524.8)	$679.6

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	45.6	11.1	—	111.9

Total current liabilities	55.2	45.6	11.9	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	79.0	2.4	10.9	—	92.3
Total stockholder’s equity	362.9	161.9	55.2	(524.8)	55.2

Total liabilities and common stockholder’s equity	$374.7	$293.0	$536.7	$(524.8)	$679.6

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)

December 31, 2003, as previously reported

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(In millions)
Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets — mineral interests and other, net	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	512.7	(512.7)	—
Other	7.9	14.3	12.7	—	34.9

Total assets	$374.7	$303.4	$524.6	$(512.7)	$690.0

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	46.3	10.4	—	111.9

Total current liabilities	55.2	46.3	11.2	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	100.8	2.4	10.9	—	114.1
Total stockholder’s equity	341.1	171.6	43.8	(512.7)	43.8

Total liabilities and common stockholder’s equity	$374.7	$303.4	$524.6	$(512.7)	$690.0

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004, restated

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(Unaudited)

	(In millions)
Sales	$156.9	$93.6	$—	$—	$250.5
Cost of sales — shipping and handling	50.5	23.9	—	—	74.4
Cost of sales — products	65.1	39.0	—	—	104.1

Gross profit	41.3	30.7	—	—	72.0
Selling, general and administrative expenses	8.2	5.8	—	—	14.0

Operating income	33.1	24.9	—	—	58.0
Interest expense	0.1	2.2	7.2	—	9.5
Other (income) expense	0.1	0.4	—	—	0.5
(Earnings) in equity of subsidiary	—	—	(34.2)	34.2	—

Income (loss) before income taxes	32.9	22.3	27.0	(34.2)	48.0
Income tax expense (benefit)	13.5	7.5	(6.7)	—	14.3

Net income (loss)	$19.4	$14.8	$33.7	$(34.2)	$33.7

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004, as previously reported

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(Unaudited)

	(In millions)
Sales	$156.9	$93.6	$—	$—	$250.5
Cost of sales — shipping and handling	50.5	23.9	—	—	74.4
Cost of sales — products	65.1	39.0	—	—	104.1

Gross profit	41.3	30.7	—	—	72.0
Selling, general and administrative expenses	8.2	5.8	—	—	14.0

Operating income	33.1	24.9	—	—	58.0
Interest expense	0.1	2.2	7.2	—	9.5
Other (income) expense	0.1	0.4	—	—	0.5
(Earnings) in equity of subsidiary	—	—	(36.9)	36.9	—

Income (loss) before income taxes	32.9	22.3	29.7	(36.9)	48.0
Income tax expense (benefit)	10.8	7.5	(6.7)	—	11.6

Net income	$22.1	$14.8	$36.4	$(36.9)	$36.4

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2003, restated

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(Unaudited)

	(In millions)
Sales	$140.0	$72.7	$—	$—	$212.7
Cost of sales — shipping and handling	46.4	17.7	—	—	64.1
Cost of sales — products	60.0	35.5	—	—	95.5

Gross profit	33.6	19.5	—	—	53.1
Selling, general and administrative expenses	6.7	4.9	—	—	11.6

Operating income	26.9	14.6	—	—	41.5
Interest expense	0.1	2.3	7.3	—	9.7
Other (income) expense	(0.2)	(0.1)	—	—	(0.3)
(Earnings) in equity of subsidiary	—	—	(19.1)	19.1	—

Income (loss) before income taxes	27.0	12.4	11.8	(19.1)	32.1
Income tax expense (benefit)	15.3	5.0	(9.2)	—	11.1

Net income (loss)	$11.7	$7.4	$21.0	$(19.1)	$21.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2003, as previously reported

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(Unaudited)

	(In millions)
Sales	$140.0	$72.7	$—	$—	$212.7
Cost of sales — shipping and handling	46.4	17.7	—	—	64.1
Cost of sales — products	60.0	35.5	—	—	95.5

Gross profit	33.6	19.5	—	—	53.1
Selling, general and administrative expenses	6.7	4.9	—	—	11.6

Operating income	26.9	14.6	—	—	41.5
Interest expense	0.1	2.3	7.3	—	9.7
Other (income) expense	(0.2)	(0.1)	—	—	(0.3)
(Earnings) in equity of subsidiary	—	—	(25.0)	25.0	—

Income (loss) before income taxes	27.0	12.4	17.7	(25.0)	32.1
Income tax expense (benefit)	9.4	5.0	(9.2)	—	5.2

Net income	$17.6	$7.4	$26.9	$(25.0)	$26.9

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(Unaudited)

	(In millions)
Net cash provided by operating activities	$77.7	$40.0	$(14.9)	$—	$102.8
Cash flows from investing activities:
Capital expenditures	(1.5)	(2.4)	—	—	(3.9)
Other	—	0.1	—	—	0.1

Net cash used in investing activities	(1.5)	(2.3)	—	—	(3.8)
Cash flows from financing activities:
Revolver activity	—	—	(14.0)	—	(14.0)
Principal payments on other long-term debt, including capital leases	—	—	(10.2)	—	(10.2)
Payments (to) from Affiliates, net	(25.5)	(18.0)	36.8	—	(6.7)

Net cash provided by (used in) financing activities	(25.5)	(18.0)	12.6	—	(30.9)
Effect of exchange rate changes on cash and cash equivalents	—	(1.7)	2.3	—	0.6

Net increase in cash and cash equivalents	50.7	18.0	—	—	68.7
Cash and cash equivalents, beginning of period	0.3	2.3	—	—	2.6

Cash and cash equivalents, end of period	$51.0	$20.3	$—	$—	$71.3

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

	(Unaudited)

	(In millions)
Net cash provided by operating activities	$63.4	$26.1	$(16.6)	$—	$72.9
Cash flows from investing activities:
Capital expenditures	(1.7)	(1.0)	—	—	(2.7)

Net cash used in investing activities	(1.7)	(1.0)	—	—	(2.7)
Cash flows from financing activities:
Principal payments on other long-term debt, including capital leases	—	—	(30.5)	—	(30.5)
Payments (to) from Affiliates, net	(34.3)	(15.2)	49.2	—	(0.3)

Net cash provided by (used in) financing activities	(34.3)	(15.2)	18.7	—	(30.8)
Effect of exchange rate changes on cash and cash equivalents	—	0.9	(2.1)	—	(1.2)

Net increase in cash and cash Equivalents	27.4	10.8	—	—	38.2
Cash and cash equivalents, beginning of period	6.5	5.4	—	—	11.9

Cash and cash equivalents, end of period	$33.9	$16.2	$—	$—	$50.1

13.	Subsequent Event:

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

Critical Accounting Estimates

      Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 23, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2004 other than those described in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A.

Results of Operations

      The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended
	March 31,

	2004	2003

	(restated)	(restated)

	(Dollars in millions,
	except per ton data)
Sales	$250.5	$212.7
Cost of sales — shipping and handling	74.4	64.1
Cost of sales — products	104.1	95.5

Gross profit	72.0	53.1
Selling, general and administrative expenses	14.0	11.6
Restructuring and other charges	—	—

Operating income	58.0	41.5
Interest expense	9.5	9.7
Other expense/ (income)	0.5	(0.3)

Income before income taxes	48.0	32.1
Income tax expense	14.3	11.1

Net income	$33.7	$21.0

Sales by Segment:
Salt	$228.7	$200.4
Specialty potash fertilizers	21.8	12.3

Total	$250.5	$212.7

Sales Volumes (in thousands of tons):
Highway deicing	4,679	4,378
General trade	785	732
Specialty potash	101	58
Average Sales Price (per ton):
Highway deicing	$32.45	$30.61
General trade	97.35	90.15
Specialty potash	215.42	212.74

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

Other Expense/ (Income)

      Other expense for the first quarter of 2004 of $0.5 million increased $0.8 million compared to other income of $0.3 million for the same period in 2003. As part of other expense, we recorded non-cash foreign exchange losses and (gains) of $0.4 million and $(0.3) million in the first quarter of 2004 and 2003, respectively.

Income Tax Expense (Benefit)

      Income tax expense for the first quarter of 2004 of $14.3 million increased $3.2 million compared to income tax expense of $11.1 million for the same period of 2003. This increase between periods is primarily due to the overall increase in pre-tax income. Additionally, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials and foreign mining income taxes.

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

Contractual Obligations and Commitments

      The Company’s contractual obligations and commitments at March 31, 2004 are as follows (in millions):

	Payments Due by Period

		Less than	2-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$393.1	$0.7	$1.4	$1.4	$389.6
Operating leases(a)	29.4	6.6	7.9	4.3	10.6
Unconditional purchase obligations(b)	63.8	8.9	17.9	17.9	19.1
Management agreement(c)	7.7	1.0	2.0	2.0	2.7

Total contractual cash obligations	$494.0	$17.2	$29.2	$25.6	$422.0

	Amount of Commitment Expiration per Period

		Less than	2-3	4-5	After 5
Other Commitments	Total	1 Year	Years	Years	Years

Amount available under the revolving credit facility	$126.8	$—	$—	$126.8	$—
Outstanding letters of credit	8.2	8.2	—	—	—
Outstanding performance bonds(d)	15.3	15.3	—	—	—

Total other commitments	$150.3	$23.5	$—	$126.8	$—

(a)	We lease property and equipment under non-cancelable operating leases for varying periods.

(b)	We have long-term contracts to purchase certain amounts of electricity and steam.

(c)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K/A filed with the SEC on November 23, 2004, for additional information.

(d)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K/A filed with the SEC on November 23, 2004, for additional information related to Sales Contracts.

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

      The Company regularly evaluates the critical estimates and assumptions that it makes in the preparation of its financial statements. As a result of this evaluation process, the Company determined that its deferred income tax accounts and related valuation allowance should be adjusted for periods prior to September 30, 2004 to reflect the consideration of (1) future reversals of existing taxable temporary differences and (2) taxable income expected to be generated in the future from sources other than reversals of existing taxable temporary differences, as possible sources of taxable income. These non-cash adjustments were the basis for the restatement of the Company’s financial statements reflected in the Company’s Annual Report on Form 10-K/ A filed with the SEC on November 23, 2004.

      The non-cash adjustments to the deferred income tax accounts, related valuation allowance and other income tax liability accounts in other noncurrent liabilities, were reflected as non-cash adjustments to income tax expense on the combined and consolidated financial statements. The adjustments has no impact on cash flows, operating earnings, income before taxes or the Company’s ability to realize benefits from its deferred tax assets.

      The non-cash adjustments to the Company’s deferred income tax accounts and related valuation allowance were the result of the consideration of (1) future reversals of existing taxable temporary differences and (2) taxable income expected to be generated in the future from sources other than reversals of existing taxable temporary differences, as possible sources of taxable income, which had not been done previously. In designing and evaluating their disclosure controls and procedures, the Company recognizes that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company believes that the errors which led to the restatement were the result of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. The material weakness was the result of (a) internal control deficiencies relating to the analysis and reconciliation of income tax accounts, (b) resource constraints related to the income tax accounting function and (c) incorrect conclusions reached regarding the accounting for our deferred income tax accounts, related valuation allowance and other income tax liability accounts in other noncurrent liabilities. As a result of the material weakness described above, we concluded that our internal controls and procedures were ineffective as of March 31, 2004. The conclusion of the Chief Executive Officer and Chief Financial Officer from this evaluation was communicated to the Audit Committee of the Company’s parent, CMI.

      In order to remediate this matter, the Company has been identifying and implementing actions to improve the effectiveness of its disclosure controls and procedures and internal controls over its income tax accounting. In connection with this effort the Company has (a) added additional resources to the income tax accounting function and (b) adopted more rigorous policies and procedures with respect to the income tax account balance sheet review process. In addition, the Company plans to implement additional procedures effective immediately with respect to its income tax accounting process: (i) greater senior level financial officer review of the income tax balance sheet accounts and the related journal entries; and (ii) engaging an independent consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances, other income tax liability accounts in other noncurrent liabilities and the Company’s annual effective tax rate. The Company believes that implementation of these steps will remediate this matter by the end of 2004 or beginning of 2005.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

31	.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31	.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32*		Certification Pursuant to 18 U.S.C. §1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith

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