Form 10-Q/A
period 2004-06-30
COMPASS MINERALS GROUP INC
filed 2004-11-24
CIK 1160726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 333-82700

Compass Minerals Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1135403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8300 College Blvd.

Overland Park, KS 66210
(913) 344-9200
(Address of principal executive offices and telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes: ☑          No: ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes: ☐          No: ☑

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

      As a result of restating the consolidated financial statements for the year ended December 31, 2003, the Company determined that its financial statements for the three and six-month periods ended June 30, 2004 and 2003 also needed to be restated in order to reflect the corrections discussed above (see the disclosure under the Heading “Restatement” in Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A).

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPASS MINERALS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(restated)	(restated)

	(Unaudited)
	(In millions,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$54.9	$2.6
Receivables, less allowance for doubtful accounts of $1.9 million in 2004 and $2.1 million in 2003	54.0	117.4
Inventories	82.7	96.7
Other	3.2	3.7

Total current assets	194.8	220.4
Property, plant and equipment, net	250.3	262.0
Intangible assets — mineral interests and other, net	171.3	172.7
Other	23.8	24.5

Total assets	$640.2	$679.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0.6	$0.8
Accounts payable	43.9	72.6
Accrued expenses	11.3	13.3
Accrued interest	12.5	12.5
Accrued salaries and wages	13.2	13.5
Income taxes payable	2.4	—

Total current liabilities	83.9	112.7
Long-term debt, net of current portion	385.2	419.4
Deferred income taxes	59.8	55.9
Other noncurrent liabilities	38.0	36.4
Commitments and contingencies (Note 9)
Stockholder’s equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 1,000 shares authorized, issued and outstanding	—	—
Additional paid in capital	354.7	354.7
Accumulated deficit	(282.0)	(314.6)
Advances to parent	(24.2)	(10.4)
Accumulated other comprehensive income	24.8	25.5

Total stockholder’s equity	73.3	55.2

Total liabilities and stockholder’s equity	$640.2	$679.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)

	(Unaudited)
	(In millions)
Sales	$96.9	$88.7	$347.4	$301.4
Cost of sales — shipping and handling	22.7	21.1	97.1	85.2
Cost of sales — products	54.1	48.9	158.2	144.4

Gross profit	20.1	18.7	92.1	71.8
Selling, general and administrative expenses	12.4	11.5	26.4	23.1

Operating earnings	7.7	7.2	65.7	48.7
Other (income) expense:
Interest expense	9.2	9.5	18.7	19.2
Other, net	0.2	3.2	0.7	2.9

Income (loss) before income taxes	(1.7)	(5.5)	46.3	26.6
Income tax expense (benefit)	(0.6)	(2.5)	13.7	8.6

Net income (loss)	$(1.1)	$(3.0)	$32.6	$18.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For the Six Months Ended June 30, 2004, restated

					Accumulated
		Additional		Advances	Other
	Common	Paid In	Accumulated	to	Comprehensive
	Stock	Capital	Deficit	Parent	Income	Total

	(Unaudited)
	(In millions)
Balance, December 31, 2003	$—	$354.7	$(314.6)	$(10.4)	$25.5	$55.2
Advances to parent				(13.8)		(13.8)
Comprehensive income:
Net income			32.6			32.6
Unrealized gain on cash flow hedges, net of tax					0.6	0.6
Cumulative translation adjustment					(1.3)	(1.3)

Comprehensive income						31.9

Balance, June 30, 2004	$—	$354.7	$(282.0)	$(24.2)	$24.8	$73.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003
	(restated)	(restated)

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$32.6	$18.0
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	20.3	19.4
Finance fee amortization	0.8	0.8
Deferred income taxes	4.2	8.5
Loss on disposal of property, plant & equipment	0.1	—
Changes in operating assets and liabilities:
Receivables	62.4	50.7
Inventories	13.6	21.0
Other assets	0.8	(2.3)
Accounts payable and accrued expenses	(26.5)	(32.9)
Other noncurrent liabilities	1.3	(0.2)

Net cash provided by operating activities	109.6	83.0

Cash flows from investing activities:
Capital expenditures	(8.6)	(5.4)
Acquisition of intangible assets	—	(21.0)
Other	0.2	—

Net cash used in investing activities	(8.4)	(26.4)

Cash flows from financing activities:
Dividend paid	—	(21.7)
Principal payments on long-term debt, including capital leases	(20.4)	(30.7)
Revolver activity	(14.0)	—
Advances to CMI, net	(13.8)	(3.8)

Net cash used in financing activities	(48.2)	(56.2)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.4

Net increase in cash and cash equivalents	52.3	1.8

Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$54.9	$13.7

Supplemental cash flow information:
Interest paid	$18.0	$18.3
Income taxes paid, net of refunds	4.2	4.8

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

      As a result, the Company has recalculated its deferred income tax accounts, related valuation allowance and other income tax liability accounts in other noncurrent liabilities at the end of each year from December 31, 1998 through December 31, 2003 and at March 31, 2004 and June 30, 2004 and has restated its consolidated financial statements and the accompanying notes to the consolidated financial statements, as applicable, for the three and six-month periods ended June 30, 2004 and 2003 to reflect the adjustments in the deferred income tax accounts and related valuation allowance and other income tax liability accounts in other noncurrent liabilities on the consolidated balance sheets. These adjustments during the previous reporting periods had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

      The following is a summary of the effects of these non-cash adjustments (in millions):

Cumulative decrease to deferred income tax liability and increase to stockholder’s equity (deficit) at January 1, 2003	$24.0
Decrease in income tax expense and increase in net income for the three months ended June 30, 2003	2.7
Increase in income tax expense and decrease in net income for the six months ended June 30, 2003	(3.2)

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative decrease to deferred income tax liability and increase to stockholder’s equity (deficit) at January 1, 2004	21.8
Increase in income tax expense and decrease in net income for the three months ended June 30, 2004	$(1.7)
Increase in income tax expense and decrease in net income for the six months ended June 30, 2004	$(4.4)

      Prior to September 30, 2004, the Company presented advances to its parent company and sole shareholder, Compass Minerals International, Inc., as a component of other non-current assets. The Company has subsequently determined that these advances should have been presented as a deduction from stockholder’s equity (deficit) in the consolidated balance sheets and statements of stockholder’s equity (deficit). CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The effect of this restatement is a reduction in total assets and stockholder’s equity (deficit) of $24.2 million and $10.4 million at June 30, 2004 and December 31, 2003, respectively.

      The following tables present (in millions, except share data) the impact of the restatement on the consolidated statements of operations, the consolidated balance sheets, and consolidated statements of cash flows. The amounts previously reported are derived from the Company’s historical filings with the SEC.

	For the Three
	Months Ended		For the Six Months
	June 30, 2004		Ended June 30, 2004

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated statement of operations:
Income (loss) before income taxes	(1.7)	(1.7)	46.3	46.3
Income tax expense (benefit)	(2.3)	(0.6)	9.3	13.7
Net income (loss)	0.6	(1.1)	37.0	32.6

	For the Three
	Months Ended		For the Six Months
	June 30, 2003		Ended June 30, 2003

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated statement of operations:
Income (loss) before income taxes	$(5.5)	$(5.5)	$26.6	$26.6
Income tax expense (benefit)	0.2	(2.5)	5.4	8.6
Net income (loss)	(5.7)	(3.0)	21.2	18.0

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2004		December 31, 2003

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated balance sheet:
Other noncurrent assets	$48.0	$23.8	$34.9	$24.5
Total assets	664.4	640.2	690.0	679.6
Deferred income taxes	78.8	59.8	77.7	55.9
Other noncurrent liabilities	36.4	38.0	36.4	36.4
Additional paid in capital	341.9	354.7	341.9	354.7
Accumulated deficit	(286.6)	(282.0)	(323.6)	(314.6)
Advances to parent	—	(24.2)	—	(10.4)
Total stockholders’ equity (deficit)	80.1	73.3	43.8	55.2

	For the Six Months		For the Six Months
	Ended June 30, 2004		Ended June 30, 2003

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated statement of cash flows:
Net income	$37.0	$32.6	$21.2	$18.0
Deferred income taxes	1.4	4.2	5.3	8.5
Other noncurrent liabilities	(0.3)	1.3	(0.2)	(0.2)
Net cash provided by operating activities	109.6	109.6	83.0	83.0

2.	Recent Accounting Pronouncements:

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

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories:

      Inventories consist of the following (in millions):

	June 30,	December 31,
	2004	2003

Finished goods	$71.6	$84.1
Raw materials and supplies	11.1	12.6

	$82.7	$96.7

4.	Property, Plant and Equipment:

      Property, plant and equipment consists of the following (in millions):

	June 30,	December 31,
	2004	2003

Land and buildings	$137.3	$135.9
Machinery and equipment	403.2	408.3
Furniture and fixtures	9.5	9.6
Mineral properties and rights	20.5	20.3
Construction in progress	13.1	6.5

	583.6	580.6
Less accumulated depreciation and depletion	333.3	318.6

	$250.3	$262.0

5.	Intangible Assets — Mineral Interests and Other:

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

      Mineral interests and other intangible assets consist of the following (in millions):

	June 30, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value

Probable mineral reserves	$158.6	$11.4	$147.2	$158.6	$10.6	$148.0
SOP long-term customer contract	0.5	—	0.5	0.5	—	0.5
Other SOP intangible asset	24.3	0.7	23.6	24.3	0.1	24.2

	$183.4	$12.1	$171.3	$183.4	$10.7	$172.7

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes:

      The Company determines its current and deferred income taxes on a separate company basis. For the three and six-month periods ended June 30, 2004, the Company originally reported income tax expense (benefit) of $(2.3) and $9.3 million, respectively. The Company originally recorded a full valuation allowance against certain U.S. deferred tax assets. As part of the restatement to the combined and consolidated financial statements further described under the heading “Restatement” in Note 1 to this report, the Company decreased the valuation allowance against certain U.S. deferred tax assets by $24.0 million as of January 1, 2003. As a result of this restatement, income tax expense (benefit) for the three and six-month periods ended June 30, 2004 was $(0.6) million and $13.7 million, respectively. Income tax expense (benefit) for these periods, as originally reported, reflected an income tax benefit for the decrease in valuation allowance that resulted from the utilization of NOLs that were fully offset by a valuation allowance. Due to the restatement of the valuation allowance as of January 1, 2003, the utilization of NOLs in the three and six-month periods ended June 30, 2004 and 2003 did not result in an income tax benefit as the NOLs utilized were not fully offset by a valuation allowance. This resulted in an increase in the Company’s effective tax rate, and related expense, for these periods.

      For the three and six-month periods ended June 30, 2003, the Company originally reported income tax expense of $0.2 and $5.4 million, respectively. Also as result of the above mentioned restatement, income tax expense (benefit) for the three and six-month periods ended June 30, 2003 was $(2.5) million and $8.6 million, respectively.

      Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials and foreign mining income taxes.

      At June 30, 2004, we had approximately $74.6 million of NOLs that expire between 2007 and 2022. The Company has recorded a valuation allowance for a portion of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized given the annual limitations from prior year ownership changes. As of June 30, 2004 and December 31, 2003, the Company’s valuation allowance was $11.1 million and $12.7 million, respectively. If sufficient evidence exists in the future that more or less of the Company’s deferred tax assets should be realized, an adjustment to the valuation allowance will be made at that time.

7.	Long-Term Debt:

      Third-party long-term debt consists of the following (in millions):

	June 30,	December 31,
	2004	2003

Senior Subordinated Notes	$325.0	$325.0
Term Loan	58.0	78.3
Revolving Credit Facility	—	14.0

	383.0	417.3
Premium on Senior Subordinated Notes, net	2.8	2.9
Less: current portion	(0.6)	(0.8)

	$385.2	$419.4

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Pension Plans:

      The components of pension expense were as follows for the three-month and six-month periods ended June 30, (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service cost for benefits earned during the year	$0.3	$0.4	$0.6	$0.7
Interest cost on projected benefit obligation	0.8	0.7	1.6	1.4
Return on plan assets	(0.7)	(0.6)	(1.4)	(1.1)
Net amortization and deferral	0.1	0.3	0.3	0.6

Net pension expense	$0.5	$0.8	$1.1	$1.6

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

Parent Company Obligations

      Advances to CMG’s parent company and sole shareholder, CMI, in the amount of $24.2 million and $10.4 million at June 30, 2004 and December 31, 2003, respectively, are presented as a deduction from stockholder’s equity. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The advances to parent are non-interest bearing.

      As of June 30, 2004, CMI had recorded approximately $80.7 million and $114.0 million for its senior discount notes and subordinated discount notes, respectively. The senior discount notes and subordinated discount notes are not a part of CMG’s consolidated financial statements. However, CMG’s operations are

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently the main source of cash that is expected to service the senior discount notes, subordinated discount notes and any future dividends on CMI common stock.

10.	Operating Segments:

      Segment information is as follows (in millions):

Three Months Ended June 30, 2004	Salt	Potash	Other(a)	Total

Sales to external customers	$74.3	$22.6	$—	$96.9
Intersegment sales	—	2.5	(2.5)	—
Cost of sales — shipping and handling costs	19.2	3.5	—	22.7
Operating earnings (loss)	6.3	6.2	(4.8)	7.7
Depreciation, depletion and amortization	7.8	2.0	—	9.8
Total assets, restated	492.8	133.0	14.4	640.2

Three Months Ended June 30, 2003	Salt	Potash	Other(a)	Total

Sales to external customers	$74.4	$14.3	$—	$88.7
Intersegment sales	—	2.1	(2.1)	—
Cost of sales — shipping and handling costs	18.9	2.2	—	21.1
Operating earnings (loss)	8.8	2.5	(4.1)	7.2
Depreciation, depletion and amortization	7.7	1.9	—	9.6
Total assets, restated	445.0	139.1	15.0	599.1

Six Months Ended June 30, 2004	Salt	Potash	Other(a)	Total

Sales to external customers	$303.0	$44.4	$—	$347.4
Intersegment sales	—	4.8	(4.8)	—
Cost of sales — shipping and handling costs	89.9	7.2	—	97.1
Operating earnings (loss)	66.5	9.2	(10.0)	65.7
Depreciation, depletion and amortization	16.3	4.0	—	20.3

Six Months Ended June 30, 2003	Salt	Potash	Other(a)	Total

Sales to external customers	$274.8	$26.6	$—	$301.4
Intersegment sales	—	3.9	(3.9)	—
Cost of sales — shipping and handling costs	80.9	4.3	—	85.2
Operating earnings (loss)	54.2	2.8	(8.3)	48.7
Depreciation, depletion and amortization	15.5	3.9	—	19.4

(a)	“Other” includes corporate entities and eliminations.

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Comprehensive Income (loss):

      The Company’s comprehensive income (loss) is comprised of net income (loss), the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three-month and six-month periods ended June 30, are (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(restated)	(restated)	(restated)	(restated)
Net income (loss)	$(1.1)	$(3.0)	$32.6	$18.0
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	0.4	0.6	(0.2)
Cumulative translation adjustment	(2.8)	8.7	(1.3)	10.9

Comprehensive income (loss)	$(3.6)	$6.1	$31.9	$28.7

      The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the six-month period ended June 30, 2004:

				Accumulated
	Minimum	Unrealized Gains	Foreign	Other
	Pension	on Cash Flow	Currency	Comprehensive
	Liability	Hedges	Adjustments	Income

Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	—	0.6	(1.3)	(0.7)

Balance at June 30, 2004	$(7.0)	$1.4	$30.4	$24.8

	Before Tax	Tax	Net-of-Tax
For the Six-Months Ended June 30, 2004:	Amount	Expense	Amount

Unrealized gains on cash flow hedges	$0.8	$(0.2)	$0.6
Foreign currency translation adjustment	(1.3)	—	(1.3)

Other comprehensive income (loss)	$(0.5)	$(0.2)	$(0.7)

12.	Guarantor/ Non-Guarantor Condensed Consolidated Statements:

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

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2004, restated

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Cash and cash equivalents	$45.2	$9.7	$—	$—	$54.9
Receivables, net	33.4	20.6	—	—	54.0
Inventories	55.8	26.9	—	—	82.7
Other current assets	1.8	1.4	—	—	3.2
Property, plant and equipment, net	64.6	185.7	—	—	250.3
Intangible assets — mineral interests and other, net	171.3	—	—	—	171.3
Investment in subsidiaries	—	—	562.2	(562.2)	—
Other	7.9	4.0	11.9	—	23.8

Total assets	$380.0	$248.3	$574.1	$(562.2)	$640.2

Current portion of long-term debt	$—	$—	$0.6	$—	$0.6
Other current liabilities	42.9	30.0	10.4	—	83.3

Total current liabilities	42.9	30.0	11.0	—	83.9
Long-term debt, net of current portion	—	—	385.2	—	385.2
Due to (from) affiliates	(153.8)	67.9	85.9	—	—
Other noncurrent liabilities	64.2	14.9	18.7	—	97.8
Total stockholder’s equity	426.7	135.5	73.3	(562.2)	73.3

Total liabilities and common stockholder’s equity	$380.0	$248.3	$574.1	$(562.2)	$640.2

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2004, as previously reported

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Cash and cash equivalents	$45.2	$9.7	$—	$—	$54.9
Receivables, net	33.4	20.6	—	—	54.0
Inventories	55.8	26.9	—	—	82.7
Other current assets	1.8	1.4	—	—	3.2
Property, plant and equipment, net	64.6	185.7	—	—	250.3
Intangible assets — mineral interests and other, net	171.3	—	—	—	171.3
Investment in subsidiaries	—	—	544.8	(544.8)	—
Other	7.9	4.0	36.1	—	48.0

Total assets	$380.0	$248.3	$580.9	$(544.8)	$664.4

Current portion of long-term debt	$—	$—	$0.6	$—	$0.6
Other current liabilities	42.9	30.0	10.4	—	83.3

Total current liabilities	42.9	30.0	11.0	—	83.9
Long-term debt, net of current portion	—	—	385.2	—	385.2
Due to (from) affiliates	(153.8)	67.9	85.9	—	—
Other noncurrent liabilities	81.6	14.9	18.7	—	115.2
Total stockholder’s equity	409.3	135.5	80.1	(544.8)	80.1

Total liabilities and common stockholder’s equity	$380.0	$248.3	$580.9	$(544.8)	$664.4

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003, restated

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	524.8	(524.8)	—
Other	7.9	3.9	12.7	—	24.5

Total assets	$374.7	$293.0	$536.7	$(524.8)	$679.6

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	45.6	11.1	—	111.9

Total current liabilities	55.2	45.6	11.9	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	79.0	2.4	10.9	—	92.3
Total stockholder’s equity	362.9	161.9	55.2	(524.8)	55.2

Total liabilities and common stockholder’s equity	$374.7	$293.0	$536.7	$(524.8)	$679.6

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003, as previously reported

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	55.9	206.1	—	—	262.0
Intangible assets—mineral interests and other, net	172.7	—	—	—	172.7
Investment in subsidiaries	—	—	512.7	(512.7)	—
Other	7.9	14.3	12.7	—	34.9

Total assets	$374.7	$303.4	$524.6	$(512.7)	$690.0

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	46.3	10.4	—	111.9

Total current liabilities	55.2	46.3	11.2	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	100.8	2.4	10.9	—	114.1
Total stockholder’s equity	341.1	171.6	43.8	(512.7)	43.8

Total liabilities and common stockholder’s equity	$374.7	$303.4	$524.6	$(512.7)	$690.0

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2004, restated

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Sales	$60.1	$36.8	$—	$—	$96.9
Cost of sales — shipping and handling	16.3	6.4	—	—	22.7
Cost of sales — products	30.7	23.4	—	—	54.1

Gross profit	13.1	7.0	—	—	20.1
Selling, general and administrative expenses	6.8	5.6	—	—	12.4

Operating income	6.3	1.4	—	—	7.7
Interest expense	—	2.2	7.0	—	9.2
Other (income) expense	0.1	0.1	—	—	0.2
(Earnings) in equity of subsidiary	—	—	(3.6)	3.6	—

Income (loss) before income taxes	6.2	(0.9)	(3.4)	(3.6)	(1.7)
Income tax expense (benefit)	2.1	(0.4)	(2.3)	—	(0.6)

Net income (loss)	$4.1	$(0.5)	$(1.1)	$(3.6)	$(1.1)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2004, as previously reported

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Sales	$60.1	$36.8	$—	$—	$96.9
Cost of sales — shipping and handling	16.3	6.4	—	—	22.7
Cost of sales — products	30.7	23.4	—	—	54.1

Gross profit	13.1	7.0	—	—	20.1
Selling, general and administrative expenses	6.8	5.6	—	—	12.4

Operating income	6.3	1.4	—	—	7.7
Interest expense	—	2.2	7.0	—	9.2
Other (income) expense	0.1	0.1	—	—	0.2
(Earnings) in equity of subsidiary	—	—	(5.3)	5.3	—

Income (loss) before income taxes	6.2	(0.9)	(1.7)	(5.3)	(1.7)
Income tax expense (benefit)	0.4	(0.4)	(2.3)	—	(2.3)

Net income (loss)	$5.8	$(0.5)	$0.6	$(5.3)	$0.6

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003, restated

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Sales	$53.5	$35.2	$—	$—	$88.7
Cost of sales — shipping and handling	15.3	5.8	—	—	21.1
Cost of sales — products	27.3	21.6	—	—	48.9

Gross profit	10.9	7.8	—	—	18.7
Selling, general and administrative expenses	6.3	5.2	—	—	11.5

Operating income	4.6	2.6	—	—	7.2
Interest expense	0.2	2.0	7.3	—	9.5
Other (income) expense	(0.2)	2.3	1.1	—	3.2
(Earnings) in equity of subsidiary	—	—	(5.7)	5.7	—

Income (loss) before income taxes	4.6	(1.7)	(2.7)	(5.7)	(5.5)
Income tax expense (benefit)	(2.6)	(0.2)	0.3	—	(2.5)

Net income (loss)	$7.2	$(1.5)	$(3.0)	$(5.7)	$(3.0)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003, as previously reported

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Sales	$53.5	$35.2	$—	$—	$88.7
Cost of sales — shipping and handling	15.3	5.8	—	—	21.1
Cost of sales — products	27.3	21.6	—	—	48.9

Gross profit	10.9	7.8	—	—	18.7
Selling, general and administrative expenses	6.3	5.2	—	—	11.5

Operating income	4.6	2.6	—	—	7.2
Interest expense	0.2	2.0	7.3	—	9.5
Other (income) expense	(0.2)	2.3	1.1	—	3.2
(Earnings) in equity of subsidiary	—	—	(3.0)	3.0	—

Income (loss) before income taxes	4.6	(1.7)	(5.4)	(3.0)	(5.5)
Income tax expense (benefit)	0.1	(0.2)	0.3	—	0.2

Net income (loss)	$4.5	$(1.5)	$(5.7)	$(3.0)	$(5.7)

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2004, restated

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Sales	$217.0	$130.4	$—	$—	$347.4
Cost of sales — shipping and handling	66.8	30.3	—	—	97.1
Cost of sales — products	95.8	62.4	—	—	158.2

Gross profit	54.4	37.7	—	—	92.1
Selling, general and administrative expenses	15.0	11.4	—	—	26.4

Operating income	39.4	26.3	—	—	65.7
Interest expense	0.1	4.4	14.2	—	18.7
Other (income) expense	0.2	0.5	—	—	0.7
(Earnings) in equity of subsidiary	—	—	(37.8)	37.8	—

Income (loss) before income taxes	39.1	21.4	23.6	(37.8)	46.3
Income tax expense (benefit)	15.6	7.1	(9.0)	—	13.7

Net income (loss)	$23.5	$14.3	$32.6	$(37.8)	$32.6

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2004, as previously reported

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Sales	$217.0	$130.4	$—	$—	$347.4
Cost of sales — shipping and handling	66.8	30.3	—	—	97.1
Cost of sales — products	95.8	62.4	—	—	158.2

Gross profit	54.4	37.7	—	—	92.1
Selling, general and administrative expenses	15.0	11.4	—	—	26.4

Operating income	39.4	26.3	—	—	65.7
Interest expense	0.1	4.4	14.2	—	18.7
Other (income) expense	0.2	0.5	—	—	0.7
(Earnings) in equity of subsidiary	—	—	(42.2)	42.2	—

Income (loss) before income taxes	39.1	21.4	28.0	(42.2)	46.3
Income tax expense (benefit)	11.2	7.1	(9.0)	—	9.3

Net income (loss)	$27.9	$14.3	$37.0	$(42.2)	$37.0

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2003, restated

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Sales	$193.5	$107.9	$—	$—	$301.4
Cost of sales — shipping and handling	61.7	23.5	—	—	85.2
Cost of sales — products	87.3	57.1	—	—	144.4

Gross profit	44.5	27.3	—	—	71.8
Selling, general and administrative expenses	13.0	10.1	—	—	23.1

Operating income (loss)	31.5	17.2	—	—	48.7
Interest expense	0.3	4.3	14.6	—	19.2
Other (income) expense	(0.4)	2.2	1.1	—	2.9
Equity earning in subsidiaries	—	—	(24.8)	24.8	—

Income (loss) before income taxes	31.6	10.7	9.1	(24.8)	26.6
Income tax expense (benefit)	12.7	4.8	(8.9)	—	8.6

Net income (loss)	$18.9	$5.9	$18.0	$(24.8)	$18.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2003, as previously reported

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Sales	$193.5	$107.9	$—	$—	$301.4
Cost of sales — shipping and handling	61.7	23.5	—	—	85.2
Cost of sales — products	87.3	57.1	—	—	144.4

Gross profit	44.5	27.3	—	—	71.8
Selling, general and administrative expenses	13.0	10.1	—	—	23.1

Operating income (loss)	31.5	17.2	—	—	48.7
Interest expense	0.3	4.3	14.6	—	19.2
Other (income) expense	(0.4)	2.2	1.1	—	2.9
Equity earning in subsidiaries	—	—	(28.0)	28.0	—

Income (loss) before income taxes	31.6	10.7	12.3	(28.0)	26.6
Income tax expense (benefit)	9.5	4.8	(8.9)	—	5.4

Net income (loss)	$22.1	$5.9	$21.2	$(28.0)	$21.2

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Net cash provided by operating activities	$80.4	$42.6	$(13.4)	$—	$109.6
Cash flows from investing activities:
Capital expenditures	(4.1)	(4.5)	—	—	(8.6)
Other	—	0.2	—	—	0.2

Net cash used in investing activities	(4.1)	(4.3)	—	—	(8.4)
Cash flows from financing activities:
Revolver activity	—	—	(14.0)	—	(14.0)
Principal payments on other long-term debt, including capital leases	—	—	(20.4)	—	(20.4)
Payments (to) from Affiliates, net	(31.4)	(29.0)	46.6	—	(13.8)

Net cash provided by (used in) financing activities	(31.4)	(29.0)	12.2	—	(48.2)
Effect of exchange rate changes on cash and cash equivalents	—	(1.9)	1.2	—	(0.7)

Net increase in cash and cash equivalents	44.9	7.4	—	—	52.3
Cash and cash equivalents, beginning of period	0.3	2.3	—	—	2.6

Cash and cash equivalents, end of period	$45.2	$9.7	$—	$—	$54.9

COMPASS MINERALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003

		Non-
	Guarantors	guarantors	CMG	Eliminations	Consolidated

	(Unaudited)
	(In millions)
Net cash provided by operating activities	$74.6	$25.6	$(17.2)	$—	$83.0
Cash flows from investing activities:
Capital expenditures	(2.8)	(2.6)	—	—	(5.4)
Acquisition of intangible assets	(21.0)	—	—	—	(21.0)

Net cash used in investing activities	(23.8)	(2.6)	—	—	(26.4)
Cash flows from financing activities:
Dividends paid	—	—	(21.7)	—	(21.7)
Principal payments on other long-term debt, including capital leases	—	—	(30.7)	—	(30.7)
Payments (to) from Affiliates, net	(52.7)	(19.2)	68.1	—	(3.8)

Net cash provided by (used in) financing activities	(52.7)	(19.2)	15.7	—	(56.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	1.5	—	1.4

Net increase (decrease) in cash and cash equivalents	(1.9)	3.7	—	—	1.8
Cash and cash equivalents, beginning of period	6.5	5.4	—	—	11.9

Cash and cash equivalents, end of period	$4.6	$9.1	$—	$—	$13.7

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

Critical Accounting Estimates

      Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 23, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2004 other than those described in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A.

Results of Operations

      The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(restated)	(restated)	(restated)	(restated)

	(Dollars in millions, except per ton data)
Sales	$96.9	$88.7	$347.4	$301.4
Cost of sales — shipping and handling	22.7	21.1	97.1	85.2
Cost of sales — products	54.1	48.9	158.2	144.4

Gross profit	20.1	18.7	92.1	71.8
Selling, general and administrative expenses	12.4	11.5	26.4	23.1

Operating income	7.7	7.2	65.7	48.7
Interest expense	9.2	9.5	18.7	19.2
Other expense/ (income)	0.2	3.2	0.7	2.9

Income (loss) before income taxes	(1.7)	(5.5)	46.3	26.6
Income tax expense (benefit)	(0.6)	(2.5)	13.7	8.6

Net income (loss)	$(1.1)	$(3.0)	$32.6	$18.0

Sales by Segment:
Salt	$74.3	$74.4	$303.0	$274.8
Specialty potash fertilizers	22.6	14.3	44.4	26.6

Total	$96.9	$88.7	$347.4	$301.4

Sales Volumes (in thousands of tons):
Highway deicing	846	909	5,525	5,287
General trade	630	632	1,415	1,364
Specialty potash	99	66	200	124
Average Sales Price (per ton):
Highway deicing	$21.92	$23.74	$30.88	$29.47
General trade	88.50	83.61	93.58	87.18
Specialty potash	228.41	215.95	219.64	216.20

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

Other Expense/ (Income)

      Other expense for the second quarter of 2004 of $0.2 million decreased $3.0 million compared to $3.2 million for the same period in 2003. In the second quarter of 2003, we recorded $1.1 million of costs related to amending the Senior Credit Facility. Additionally, we recorded foreign exchange losses of $0.3 million and $2.2 million in the second quarter of 2004 and 2003, respectively.

Income Tax Expense (Benefit)

      Income tax benefit for the second quarter of 2004 of $0.6 million decreased $1.9 million compared to income tax benefit of $2.5 million for the same period of 2003. This decrease between periods is primarily due to the overall decrease in pre-tax loss. Additionally, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit) and foreign income tax rate differentials.

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

Other Expense/ (Income)

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

Income Tax Expense

      Income tax expense for the six months ended June 30, 2004 of $13.7 million increased $5.1 million compared to income tax expense of $8.6 million for the same period of 2003. This increase between periods is primarily due to the overall increase in pre-tax income. Additionally, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit) and foreign income tax rate differentials.

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

Contractual Obligations and Commitments

      The Company’s contractual obligations and commitments at June 30, 2004 are as follows (in millions):

Payments Due by Period

		Less Than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$382.9	$0.6	$1.2	$28.5	$352.6
Operating leases(a)	26.0	6.1	7.8	4.0	8.1
Unconditional purchase obligations(b)	60.6	8.8	17.6	17.6	16.6
Management agreement(c)	7.5	1.0	2.0	2.0	2.5

Total contractual cash obligations	$477.0	$16.5	$28.6	$52.1	$379.8

Amount of Commitment Expiration Per Period

		Less Than	2-3	4-5	After
Other Commitments	Total	1 Year	Years	Years	5 Years

Amount available under the revolving credit facility	$126.8	$—	$—	$126.8	$—
Outstanding letters of credit	8.2	8.2	—	—	—
Outstanding performance bonds(d)	12.3	12.3	—	—	—

Total other commitments	$147.3	$20.5	$—	$126.8	$—

(a)	We lease property and equipment under non-cancelable operating leases for varying periods.

(b)	We have long-term contracts to purchase certain amounts of electricity and steam.

(c)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K/A filed with the SEC on November 23, 2004, for additional information.

(d)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMG’s Form 10-K/A filed with the SEC on November 23, 2004, for additional information related to Sales Contracts.

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

      The Company regularly evaluates the critical estimates and assumptions that it makes in the preparation of its financial statements. As a result of this evaluation process, the Company determined that its deferred income tax accounts and related valuation allowance should be adjusted for periods prior to September 30, 2004 to reflect the consideration of (1) future reversals of existing taxable temporary differences and (2) taxable income expected to be generated in the future from sources other than reversals of existing taxable temporary differences, as possible sources of taxable income. These non-cash adjustments were the basis for the restatement of the Company’s financial statements reflected in the Company’s Annual Report on Form 10-K/A filed with the SEC on November 23, 2004.

      The non-cash adjustments to the deferred income tax accounts, related valuation allowance and other income tax liability accounts in other noncurrent liabilities were reflected as non-cash adjustments to income tax expense on the combined and consolidated financial statements. The adjustments had no impact on cash flows, operating earnings, income before taxes or the Company’s ability to realize benefits from its deferred tax assets.

      The non-cash adjustments to the Company’s deferred income tax accounts and related valuation allowance were the result of the consideration of (1) future reversals of existing taxable temporary differences and (2) taxable income expected to be generated in the future from sources other than reversals of existing taxable temporary differences, as possible sources of taxable income, which had not been done previously. In designing and evaluating their disclosure controls and procedures, the Company recognizes that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company believes that the errors which led to the restatement were the result of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. The material weakness was the result of (a) internal control deficiencies relating to the analysis and reconciliation of income tax accounts, (b) resource constraints related to the income tax accounting function and (c) incorrect conclusions reached regarding the accounting for our deferred income tax accounts, related valuation allowance and other income tax liability accounts in other noncurrent liabilities. As a result of the material weakness described above, we concluded that our internal controls and procedures were ineffective as of June 30, 2004. The conclusion of the Chief Executive Officer and Chief Financial Officer from this evaluation was communicated to the Audit Committee of the Company’s parent, CMI.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

31	.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31	.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32	*	Certification Pursuant to 18 U.S.C. §1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith

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