Form 10-K
period 2004-12-31
COMPASS MINERALS GROUP INC
filed 2005-03-16
CIK 1160726

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

FORM 10-K

Securities and Exchange Commission

Washington, D.C. 20549

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934
For the transition period from                    to
Commission File Number 333-82700

COMPASS MINERALS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	48-1135403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8300 College Boulevard Overland Park, Kansas (Address of principal executive offices)	66210 (Zip Code)

Registrant’s telephone number, including area code:

(913)344-9200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑

The number of shares outstanding of the registrant’s $0.01 par value common stock at March 10, 2005 was 1,000 shares. All of such shares are owned by Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation).

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “report”) contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. These risks and other factors include, among other things, those listed under Item 1, “Business — Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1, “Business — Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report.

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite. Except where otherwise noted, references to North America include only the continental United States and Canada, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North America general trade salt are generally based on historical sales volumes, (b) North America highway deicing salt are generally based on historical production capacity, (c) sulfate of potash are generally based on historical sales volumes and (d) United Kingdom salt sales (general trade and highway deicing) are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons.” One short ton equals 2,000 pounds.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please note that the SEC’s website is included in this report as an active textual reference only. The information contained on the SEC’s website is not incorporated by reference into this report and should not be considered to be a part of this report. You may also read and copy any document we file with the SEC at it s public reference facility at 450 Fifth Street, N.W., Washington, D.C. 20459. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20459. Please call the SEC at
1-900-SEC-0330 for further information on the operation of the public reference facility.
     You may request a copy of any of our filings, at no cost, by writing or telephoning:

Investor Relations

Compass Minerals Group, Inc.
8300 College Boulevard
Overland Park, Kansas 66210

     For general inquiries concerning us please call: (913) 344-9200

     Unless the context requires otherwise, references in this annual report to the “Company,” “Compass,” “Compass Minerals,” “CMG,” “we,” “us” and “our” refer to Compass Minerals Group, Inc. and its consolidated subsidiaries. Compass Minerals Group, Inc. is a wholly owned subsidiary of Compass Minerals International, Inc. (“Compass Minerals International,” “CMI” or “parent”).

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass is the second-leading salt producer in North America and the largest in the United Kingdom (“U.K.”). We operate 11 production facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our product lines include salt for highway deicing, consumer deicing, water conditioning, consumer and industrial food preparation, agriculture and industrial applications. In addition, Compass is North America’s leading producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf.
     Salt is indispensable and enormously versatile with more than 14,000 uses. In addition, there is an absence of cost-effective alternatives. As a result, our cash flows are not materially impacted by economic cycles. We are among the lowest cost salt producers in our markets because our salt deposits are high grade and among the most extensive in the world, and because we use effective mining techniques and efficient production processes. Our sulfate of potash (“SOP”) plant is the largest in North America and one of only two all-natural solar SOP plants in the Western Hemisphere. Our North American salt mines and SOP production facility are near either water or rail transport systems, which minimizes our shipping and handling costs.
     For the year ended December 31, 2004, we sold approximately 13.7 million tons of salt, sulfate of potash and other minerals, generating sales of $695.1 million and net income of $56.5 million.
     Previously part of Mosaic Global Holdings Inc. (“Mosaic”), formerly IMC Global, Inc., Salt Holdings Corporation (now known as Compass Minerals International) became a stand-alone entity on November 28, 2001 through a leveraged recapitalization (the “Recapitalization”).

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
     However, demand in the highway deicing market is affected by changes in winter weather conditions. Approximately 63% of our highway deicing annual sales, net of shipping and handling costs, are generated from December through March when the need for highway deicing salt is at its peak.

Salt Industry Overview

The salt industry is characterized by stable demand and steady price increases across various grades. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including food processing, water conditioning, industrial chemical processing, nutritional supplements for animal stock and highway deicing. We estimate that the consumption of highway deicing salt in North America is 25 million tons per annum (20 million tons per annum in the markets we serve), while the general trade market totals 11 million tons per annum. In the United Kingdom, we estimate that the size of the highway deicing market is 1.9 million tons per annum while the general trade market is approximately 1.0 million tons per annum. According to the latest available U.S. Geological Survey (“USGS”), during the thirty-year period ending 2002, the production of salt used in highway deicing in the United States has increased at an historical average of approximately 1% per annum, while the production of general trade salt products has increased at an historical average of more than 1% per annum over the same period.
     Salt prices vary according to purity from the lowest grade (highway deicing salt) at around $20 per ton to the highest-grade salt (food-grade salt) at more than $400 per ton. The price difference between highway and food-grade salt reflects, among other things, the more elaborate refining and packaging processes for higher-grade salt. Due to its low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The higher relative cost associated with transportation also acts as a barrier to entry in favor of salt manufacturers located in close proximity to their customers. According to the latest USGS, during the thirty year period ending 2002, prices for salt used in highway deicing in the United States have increased at a historical average of approximately 4% per annum, while prices for general trade salt products have increased at a historical average of approximately 5% per annum over the same period.

Processing Methods

We have production capacity, including salt purchased under long-term contracts, of approximately 14.6 million tons of salt per annum. Mining, other production activities and packaging

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

are currently conducted at 11 of our facilities and at two facilities where finished product is purchased from Mosaic under long-term contracts.

     Summarized below are the three processing methods we use to produce salt.

Underground Rock Salt Mining. We employ a drill and blast mining technique at our underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts where it is then crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. At our Winsford, U.K. facility, we also use a continuous miner process. Rock salt is primarily used in our highway and consumer deicing products. Based on annual production capacities, our underground rock salt mining represents approximately 78% of our salt production.

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

Solar Evaporation. The solar evaporation method is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural-evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is used in both our general trade salt product lines and in highway deicing applications. Based on annual production capacities, our solar evaporation represents approximately 10% of our salt production.

Operations and Facilities

United States. Our Central and Midwestern United States general trade customer base is served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from Mosaic’s potash and salt facility in Michigan. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the Southern and Western United States, highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers, and agriculture customers in the Southern and Midwestern United States. Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the Western United States general trade markets and also provides salt for chemical applications and highway deicing, and provides magnesium chloride which is primarily used in deicing, dust control and soil stabilization applications. Production capacity of salt at our Ogden facility is currently only limited by demand. We also own and operate two salt packaging facilities in Illinois and Wisconsin, which serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern United States.

Canada. Our salt is produced at five different locations in Canada. Mechanically evaporated salt is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario in Central Canada; and Unity, Saskatchewan in Western Canada. From the Goderich, Ontario rock salt mine, we serve the consumer and highway deicing markets in Canada and the Great Lakes region of the United States. We also purchase salt and other products from Mosaic’s potash and salt facilities located in Saskatchewan, which serve both the general trade and the highway deicing markets.

United Kingdom. Our United Kingdom customer base is served by two facilities. Highway deicing customers throughout the United Kingdom are served by the Winsford rock salt mine in Northwest England. The Weston Point mechanical evaporation plant is located 12 miles north of the mine and serves our general trade and chemical customers in the United Kingdom as well as in continental Europe.

     The table below shows the capacity and type of salt produced at each of our owned or leased production locations:

	Annual
	Production
	Capacity	Product
Location	(tons)	Type

North America
Goderich, Ontario Mine	6,500,000	Rock
Cote Blanche, Louisiana Mine	2,800,000	Rock
Ogden, Utah Plant	1,500,000	Solar
Lyons, Kansas Plant	450,000	Evaporated
Unity, Saskatchewan Plant	175,000	Evaporated
Goderich, Ontario Plant	175,000	Evaporated
Amherst, Nova Scotia Plant	120,000	Evaporated

United Kingdom
Winsford, Cheshire Mine	2,000,000	Rock
Weston Point, Cheshire Plant	850,000	Evaporated

     Salt production at these facilities totaled an aggregate 12.8 million tons, 12.0 million tons and 10.0 million tons for the years ended December 31, 2004, 2003 and 2002, respectively.
     Salt is found throughout the world and is typically deposited in extremely large quantities where it is commercially produced. Our mines at Goderich, Cote Blanche and Winsford, as well as at our other operating facilities, are proximate to vast mineral deposits. In most of our production locations, we estimate the recoverable salt to exceed

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

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
     The mine site at the Goderich mine is owned. We also maintain a mineral lease at Goderich with the provincial government, which grants us the right to mine salt. This lease expires in 2022 with the option to renew until 2043. Cote Blanche is operated under land and mineral leases with a third-party landowner who grants us the right to mine salt. The leases expire in 2060. We own the land, related surface rights and salt reserves at the Winsford mine.
     Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 45, 39 and 159 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 176, 92 and 31 years, respectively. Our mineral interests are amortized on an individual basis over estimated useful lives not to exceed 99 years using the units-of-production method for leased mineral rights and the straight-line method for owned minerals. Our estimates are based on, among other things, both internal estimates and the results of reserve studies completed by a third-party engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by the us with the reasonable expectation of reliably operating the mines on a long-term basis. Established criteria for proven and probable reserves is primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
     We package salt product produced by us or others at two additional facilities. The table below shows the packaging capacity at each of these facilities:

Annual
Packaging
Capacity
Location	(tons)

Kenosha, Wisconsin	100,000
Chicago, Illinois	100,000

     We also have a long-term contract to purchase finished salt from Mosaic, which is produced as a co-product of their potash operations. The table below shows the amount and type of salt purchased from each of these production facilities:

	Annual
	Purchasing
	Capacity	Product
Location	(tons)	Type

Esterhazy, Saskatchewan	200,000	Rock
Hersey, Michigan	250,000	Evaporated

     We divide our salt products into two separate product lines: highway deicing salt (including chemical salt) and general trade salt.

Highway Deicing Salt Products

    Products and Sales

Highway deicing constituted approximately 50% of our gross sales of salt in 2004. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway deicing salt is sold primarily through an annual tendered bid contract system as well as through some longer-term contracts, with price, product quality and delivery being the primary competitive market factors. Annual supply contracts generally are awarded on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The bidding process eliminates the need to invest significant time and effort in promotion and advertising. Location of the source of salt and distribution outlets also play a significant role in determining a supplier. We have an extensive network of over 70 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt from our Ogden, Utah facility is also partially used for highway deicing.

     We produce salt in the United Kingdom for the highway deicing product line through our facility at Winsford, Cheshire, the largest rock salt mine in the United Kingdom. We believe our superior production capacity, productivity and favorable logistics allow us to be the only supplier of highway deicing salt capable of meeting peak winter demands in the United Kingdom. This strong position has resulted in our

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

being viewed as a strategic operation by the United Kingdom’s Highway Agency. As such, we work with the Highway Agency to develop standards for deicing product specifications and to monitor Highway Agency deicing application contractors. We further act as a primary contact for the Highway Agency in connection with winter road management in the United Kingdom. In the United Kingdom approximately 70% of our highway deicing business is on multi-year contracts.

     Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. Over the last four years, our North American highway deicing product line has generated over 63% of our annual sales, net of shipping and handling costs, from December through March when the need for highway deicing is at its peak. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern United States; where winter weather is generally harsher than in other parts of North America. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1, “Business — Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
     Chemical customers accounted for approximately 4% of our 2004 gross sales of salt. Principal customers are producers of intermediate chemical products used in pulp bleaching, water treatment and a variety of other industrial uses. Our customers do not have a captive source of brine. Distribution into the chemical market is made primarily through multi-year supply agreements, which are negotiated privately. Price, service, product quality and security of supply are the major competitive market factors.
     The table below shows our shipments of highway deicing and chemical salt products to the following regions (thousands of tons):

	Year Ended December 31,

	2004		2003		2002

	Tons	%	Tons	%	Tons	%

North America	9,153	88	8,827	91	7,266	91
Europe and Others	1,180	12	836	9	699	9

Total	10,333	100	9,663	100	7,965	100

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

General Trade Salt Products

    Products and Sales

The general trade business accounted for approximately 46% of our 2004 gross sales of salt. We are the third largest producer of general trade salt in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer ice control, food processing, agricultural applications, as well as a variety of industrial applications. We believe that we are the largest private label producer of water conditioning and salt-based agricultural products in North America and sell more than 70 private labels of table salt to major retailers. Our Sifto® brand is well recognized in the Canadian market.

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
     The table below shows our shipments of general trade salt products to the following regions (thousands of tons):

	Year Ended December 31,

	2004		2003		2002

	Tons	%	Tons	%	Tons	%

North America	2,404	79	2,323	79	2,135	77
Europe and Others	622	21	604	21	651	23

Total	3,026	100	2,927	100	2,786	100

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

    Competition

In North America, other large nationally recognized companies compete against our salt business in production and marketing of general trade salt products. In addition, there are several smaller regional producers of general trade salt. There are several importers of salt into North America but they mostly impact the East Coast and West Coast of the United States where we have a minimal position. In the United Kingdom, there is one other large domestic producer of general trade salt, one small local producer and some imports from continental Europe. We also export salt from the United Kingdom to Scandinavia and continental Europe and compete with many other European producers in these markets.

SPECIALTY POTASH SEGMENT

SOP is primarily used as a specialty fertilizer, providing essential potassium to high-value, chloride-sensitive crops, such as vegetables, fruits, tea, potatoes, grapes, nuts, tobacco and turf grass. We are the market leader in North America for SOP and market SOP products both domestically and overseas. We offer several grades of SOP, which are designed to better serve the special needs of our customers. In 2004, the specialty potash segment accounted for approximately 15% of our sales after shipping and handling costs.
    Potash Industry Overview

The annual worldwide consumption of all potash fertilizers approaches 50 million tons. Muriate of potash, or potassium chloride, is the most common source of potassium and accounts for over 90% of all potash consumed in fertilizer production. SOP represents about 5% of potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, nitrate of potassium and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide (K2O) and different combinations of co-nutrients.

     Muriate of potash is the least expensive form of potash fertilizer based on the concentration of K2O. It is the preferred potassium source for most crops. However, SOP (containing approximately 50% K2O) is utilized by growers for many high-value crops, especially where the requirements are for fertilizers with low chloride content. The use of SOP has been scientifically proven to improve the yield and quality of certain crops.
     Examples of crops where SOP is utilized to increase yield and quality include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass, including turf for golf courses. Approximately 73% of our annual SOP sales volumes in 2004 were made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.
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
    Products and Sales

Our domestic sales of SOP are concentrated in the western states of California, Oregon, Washington, Idaho and the central tobacco belt area where the crops and soil conditions favor SOP. We generally export SOP through major trading companies. International SOP sales volumes in 2004 were 27% of our annual SOP sales. Beginning in late 2001, we organized and employed an experienced global sales group to focus on the specialty aspects and benefits of SOP as a source of potassium nutrients. We believe our sales growth over the past few years has been positively influenced by reestablishing this specialty marketing focus.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

     The table below shows our shipments of SOP to the following regions (thousands of tons):

	Year Ended December 31,

	2004		2003		2002

	Tons	%	Tons	%	Tons	%

U.S.	280	73	182	73	151	62
Export(a)	106	27	69	27	91	38

Total	386	100	251	100	242	100

(a)	Export sales include product sold to foreign customers at U.S. ports.
    Competition

Approximately 60% of the world SOP capacity is located in Europe, 11% in the United States and the remaining 29% in various other countries. The world consumption of SOP totals about 3.1 million tons. Our major competition for SOP sales in North America include imports from Germany, Chile, Canada and Belgium. In addition, there is also some functional competition between SOP, muriate of potash and nitrate of potash. For exports into Asia, the Pacific Rim countries and Latin America, we compete with various local and European producers.

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
     With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See Item 1, “Business — Risk Factors — Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.”

EMPLOYEES

As of December 31, 2004, we had 1,541 employees, of which 724 are employed in the United States, 638 in Canada and 179 in the United Kingdom. Approximately 35% of our U.S. workforce (55% of our global workforce) is represented by labor unions. Of our nine material collective bargaining agreements, one will expire in 2005, five will expire in 2006 and three will expire in 2007. Additionally, approximately 12% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

PROPERTIES

The table below sets forth our principal properties:

		Land and Related
		Surface Rights		Mineral Reserves

		Owned/	Expiration	Owned/	Expiration
Location	Use	Leased	of Lease	Leased	of Lease

Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP and solar salt production facility	Owned	N/A	Leased		(1)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023	(2)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022	(2)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2009/2016	(3)
Weston Point, Cheshire, U.K.	Evaporated salt production facility	Owned	N/A	N/A (4)	N/A
Winsford, Cheshire, U.K.	Rock salt production facility	Owned	N/A	Owned	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2005 (5)	N/A	N/A

(1)	The Ogden lease automatically renews on an annual basis.
(2)	Subject to the right of renewal through 2043.
(3)	Consists of two leases expiring in 2009 and 2016 subject to the right of renewal through 2030 and 2037, respectively.
(4)	Weston Point purchases brine for production purposes from a third party pursuant to a supply agreement that will expire in 2017.
(5)	We are moving our corporate headquarters to a new location in Overland Park, Kansas in April 2005, and as a result, entered into a new lease. The new lease is expected to be effective April 2005 and expires in 2015. The old lease expires in April 2005.

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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

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
     We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. We estimate that our 2005 EHS capital expenditures will total approximately $2.5 million, primarily related to air quality devices and highway deicing salt storage pads. We expect that our estimated expenditures in 2005 for reclamation activities will be approximately $0.2 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2005 or in the future.
     We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2004, we had recorded environmental accruals of $2.3 million.

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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

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

     In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment has proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, has not yet taken final action with respect to this proposal and is not subject to any deadline to do so. This proposal was subject to a public comment, during which individuals and the municipalities which comprise most of our customers expressed a variety of views, including noting the utility and cost-efficiency of salt as compared to other potential measures to reduce ice-related road hazards. At this point, Environment Canada has indicated that, whether or not road salts are declared toxic, their preferred course of action is the establishment of voluntary guidelines for users as opposed to any form of regulation. Environment Canada has been developing these guidelines based on consultation with a broad-based stakeholders group, which includes the salt industry. On April 3, 2004, Environment Canada published a Code of Practice to serve as these guidelines. The Code of Practice requires large road salt users to develop salt management plans. We do not believe that this will have a material direct effect on us, but the new salt management plans may lead our customers in Canada to require less road salt.
     Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any guidelines or regulations would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” The report further stated that mitigation measures “must be based on optimization of winter road maintenance practices so as not to jeopardize road safety, while minimizing the potential for harm to the environment.” Environment Canada recently confirmed the high importance of road safety in its proposed regulation of road salt. In its September 22, 2003 press release in connection with the proposed Code of Practice, it indicated that the proposed code “will provide those who use road salts with a way to reduce harm to the environment without jeopardizing road safety.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. We cannot predict whether the proposal to designate road salt as a toxic substance will be finalized or the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Remedial Activities

    Remediation at Our Facilities

Many of our formerly-owned and current facilities have been in operation for a number of years. Operations have historically involved the use and handling of regulated chemical substances, salt and by-products or process tailings by us and predecessor operators which have resulted in soil, surface water and groundwater contamination.

     At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” or state and provincial or United Kingdom laws governing cleanup or disposal of hazardous substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At still other locations, we have undertaken voluntary remediation, and have removed formerly used underground storage tanks. Taking into account established reserves, expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites. In addition, in connection with the Recapitalization, Mosaic has agreed to indemnify us against liabilities for certain known and unknown conditions at existing and former sites.
     The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) reportedly has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP has directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. We are working with DATCP to develop and implement a plan to investigate soils and groundwater at the Kenosha site. Depending on the results of the investigation, remedial efforts may be necessary. Although little is currently known about the possible source of such contamination, or who should be responsible for it, we expect DATCP will again look to us to undertake those efforts. If required, we intend to conduct all phases of the investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which will provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We expect to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site.
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
     At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable, and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under CERCLA or otherwise, may be required to address contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At the present time, we are not aware of any additional sites for which we expect to receive a notice from the EPA or any other party of potential CERCLA liability. However, based on past operations, there is a potential that we may receive notices in the future for sites of which we are currently unaware or that our liability at currently known sites may increase. Taking into account established accruals, expenditures for our known environmental liabilities and site conditions currently are not expected, individually or in the aggregate, to be material or have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risk Factors

You should carefully consider the following risks and all of the information set forth in this annual report on Form 10-K. The risks described below are not the only ones facing our company. Additional risks and uncertain-

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

ties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations and the price of our common stock.

Our highway deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. Over the last four years, our North American highway deicing product line has generated over 63% of its annual sales, net of shipping and handling costs, during the months of December through March when the need for highway deicing is at its peak. We need to stockpile sufficient highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season.

     Weather conditions that impact our highway deicing product line include temperature, levels of precipitation, number of snow days and duration and timing of snow fall in our relevant geographic markets. Lower than expected sales by us during this period could have a material adverse effect on our results of operations and the price of our common stock.
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

As of December 31, 2004, we had $376.4 million of outstanding indebtedness, including approximately $37.7 million under our senior credit facilities, $11.0 million under our revolving credit facility, and $327.7 million of Compass Minerals Group’s senior subordinated notes.

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

     In addition, our and CMI’s indentures and our senior credit facilities contain financial and other restrictive covenants discussed below that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. See “— Restrictive covenants in the agreements governing our indebtedness and certain indebtedness of CMI may restrict our ability to pursue our business strategies.”

Restrictive covenants in the agreements governing our indebtedness and certain indebtedness of CMI may restrict our ability to pursue our business strategies or may require acceleration of payment.

Our senior credit facilities and indebtedness and indebtedness of CMI limit our ability and the ability of our restricted subsidiaries, among other things, to:

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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

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

Since we manufacture and sell our products primarily in the United States, Canada and the United Kingdom, our business is subject to risks associated with doing business internationally. Our sales outside the United States, as a percentage of our total sales, were 36% for the year ended December 31, 2004. Accordingly, our future results could be adversely affected by a variety of factors, including:

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

Energy costs, including primarily natural gas and electricity, represented approximately 11% of the costs of our North American salt production in 2004. Natural gas is a primary fuel source used in the evaporated salt production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. In the fourth quarter of 2002, we adopted a policy of hedging natural gas prices through the use of swap agreements. We have not entered into any long-term contracts for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. A significant increase in the price of natural gas that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

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
     We have also developed alternative mine uses. For example, we entered into a joint venture with a subsidiary of Violia Environnement that is in the waste management industry. The joint venture has a permit to allow for the storage of certain stable types of hazardous waste in our salt mine in the United Kingdom. We believe that the mine is stable and should provide a secure storage location. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account as much as possible in our planning process, it is possible that material expenditures could be required in the future to further reduce this risk, or to remediate any future contamination.
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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Minister of Environment has proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, has not yet taken final action with respect to this proposal and is not subject to any deadline to do so. This proposal was subject to a public comment, during which individuals and the municipalities which comprise most of our customers expressed a variety of views, including noting the utility and cost-efficiency of salt as compared to other potential measures to reduce ice-related road hazards. At this point, Environment Canada has indicated that, whether or not road salts are declared toxic, their preferred course of action is the establishment of voluntary guidelines for users as opposed to any form of regulation. Environment Canada has been developing these guidelines based on consultation with a broad-based stakeholders group, which includes the salt industry. On April 3, 2004, Environment Canada published a Code of Practice to serve as these guidelines. The Code of Practice requires large road salt users to develop salt management plans. We do not believe that this will have a material direct effect on us, but the new salt management plans may lead our customers in Canada to require less road salt.

     Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any guidelines or regulations would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” The report further stated that mitigation measures “must be based on optimization of winter road maintenance practices so as not to jeopardize road safety, while minimizing the potential for harm to the environment.” Environment Canada recently confirmed the high importance of road safety in its proposed regulation of road salt. In its September 22, 2003 press release in connection with the proposed Code of Practice, it indicated that the proposed code “will provide those who use road salts with a way to reduce harm to the environment without jeopardizing road safety.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. We cannot predict whether the proposal to designate road salt as a toxic substance will be finalized or the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

Our operations are dependent on our rights to mine our property and having received the required permits and approvals from governmental authorities.

We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations also is predicated upon securing the necessary environmental or other permits or approvals. We currently do not have any material pending permits or approvals.

     In addition, we have become aware of an aboriginal land claim filed by The Chippewas of Nawash and the Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land in which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action.

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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

If we are unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.

As of December 31, 2004, we had 1,541 employees, of which 724 are employed in the United States, 638 in Canada and 179 in the United Kingdom. Approximately 35% of our U.S. workforce (55% of our global workforce) is represented by labor unions. Of our nine material collective bargaining agreements, one will expire in 2005, five will expire in 2006 and three will expire in 2007. Additionally, approximately 12% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

We rely on independent distributors and the loss of a substantial number of these distributors may reduce our profits and sales.

In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. In 2004, 12% of our sales, net of shipping and handling costs, were generated through these independent distributors. Many of these independent distributors are not bound to us by exclusive distribution contracts and may offer products of, and services to, businesses that compete with ours. In addition, the majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after providing us with notice, which on average is six months prior to termination. The loss of a substantial number of these distributors or the decision by many of these distributors to offer competitors’ products to our customers could materially reduce our sales and profits.

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

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, Mosaic agreed to indemnify us against certain legal matters.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected combined and consolidated financial information. The statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our combined and consolidated financial statements that are not included herein.
     The information included in this table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,

(Dollars in millions)	2004	2003	2002	2001	2000

Statement of Operations Data:
Sales	$695.1	$600.6	$502.6	$523.2	$509.2
Cost of sales — shipping and handling	190.2	165.3	137.5	143.2	140.0
Cost of sales — products(1)	274.7	246.2	202.1	224.4	227.7
Depreciation and amortization(2)	41.3	42.1	37.1	32.6	44.3
Selling, general and administrative expenses	58.1	48.6	40.5	38.9	35.5
Goodwill write-down(3)	—	—	—	—	191.0
Restructuring and other charges(3)(4)	4.5	—	7.7	27.0	425.9
Operating earnings (loss)	126.3	98.4	77.7	57.1	(555.2)
Interest expense(5)	37.4	39.1	41.3	14.3	16.4
Net income (loss)	56.5	43.5	30.9	28.6	(443.5)
Balance Sheet Data (at period end):
Total cash and cash equivalents	$9.7	$2.6	$11.9	$15.9	$0.3
Total assets	715.4	688.2	641.8	655.6	636.0
Total debt	376.4	420.2	437.6	515.1	152.3
Other Financial Data:
Cash flows provided by operating activities	$102.5	$71.0	$82.2	$112.5	$72.1
Cash flows used for investing activities	(26.0)	(45.6)	(19.1)	(43.6)	(34.0)
Cash flows used for financing activities	(74.0)	(38.2)	(69.6)	(53.8)	(43.3)
Ratio of earnings to fixed charges(6)	2.40x	2.28x	1.72x	3.69x	—
Capital expenditures	$26.9	$20.6	$19.5	$43.0	$33.7

(1)	“Cost of sales — products” is presented net of depreciation and amortization.
(2)	“Depreciation and amortization” for purposes of this table excludes amortization of deferred financing costs.
(3)	Based on anticipated proceeds from the sale of the Company by Mosaic, we recorded an asset impairment charge of $616.6 million, $482.1 million after tax, in the fourth quarter of 2000. In connection with this non-cash charge, goodwill was reduced $191.0 million and intangible assets — mineral interests was reduced $425.6 million.
(4)	“Restructuring and other charges” include primarily an asset impairment in the fourth quarter of 2000 related to the planned disposition of the Company by Mosaic as described in (3) above. During 2001, we incurred $27.0 million of transaction and transition costs in connection with the Recapitalization. During 2002, we incurred $7.7 million of transition costs in connection with separating the Company from Mosaic. In November 2004, Apollo elected to terminate the amended management consulting agreement resulting in a final payment of approximately $4.5 million in that same month.
(5)	As we have incurred substantial indebtedness in connection with the Recapitalization, we believe it is helpful to provide a measure describing the cash requirements necessary to satisfy our debt service in terms of “cash interest expense,” which is interest expense excluding the amortization of debt issuance costs, plus amortization of the original issuance premium. For a discussion of our indebtedness, see Note 8 to our audited consolidated financial statements. Cash interest expense was $35.9 million, $37.6 million and $39.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash interest expense is not

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

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

For the Year Ended December 31,

(Dollars in millions)	2004	2003	2002

Interest expense	$37.4	$39.1	$41.3
Less (plus) amortization:
Deferred financing costs	1.8	1.8	1.9
Amortization of premium on senior subordinated notes	(0.3)	(0.3)	(0.1)

Cash interest expense	$35.9	$37.6	$39.5

(6)	For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of net interest expense including the amortization of deferred debt issuance costs and the interest component of our operating rents. The ratio of earnings to fixed charges prior to November 28, 2001 is not meaningful because we participated in a credit facility with IMC Global and its affiliates and the level of third-party debt was not comparable to the level of third-party debt in place upon consummation of the Recapitalization, the offering by Compass Minerals Group of an additional $75.0 million in aggregate principal amount of senior subordinated notes, or the “April 2002 senior subordinated notes.” Earnings were insufficient to cover fixed charges by approximately $572.5 million for the year ended December 31, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1, “Business — Risk Factors.” You should read the following discussion together with Item 1, “Business — Risk Factors” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass is the second-leading salt producer in North America and the largest in the United Kingdom. We operate 11 production facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our product lines include salt for highway deicing, consumer deicing, water conditioning, consumer and industrial food preparation, agriculture and industrial applications. In addition, Compass is North America’s leading producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf.
     Salt is indispensable and enormously versatile with more than 14,000 uses. In addition, there is an absence of cost-effective alternatives. As a result, our cash flows are not materially impacted by economic cycles. We are among the lowest cost salt producers in our markets because our salt deposits are high grade and among the most extensive in the world, and because we use effective mining techniques and efficient production processes. SOP plant is the largest in North America and one of only two all-natural solar SOP plants in the Western Hemisphere. Our North American salt mines and SOP production facility are near either water or rail transport systems, which minimizes our shipping and handling costs.
     For the year ended December 31, 2004, we sold approximately 13.7 million tons of salt, sulfate of potash and other minerals, generating sales of $695.1 million and net income of $56.5 million.
     Previously part of Mosaic Global Holdings Inc. (“Mosaic”), formerly IMC Global, Inc., Salt Holdings Corporation (now known as Compass Minerals International) became a stand-alone entity on November 28, 2001 through a leveraged recapitalization (the “Recapitalization”).
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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Management’s Discussion on Critical Accounting Policies

We have identified the critical accounting policies that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
    Inventory Allowances

We record allowances for unrecoverable, unusable or slow moving finished goods and raw materials and supplies inventory. We adjust the value of certain inventory to the estimated market value to the extent that management’s assumptions of future demand, market or functional conditions indicate the cost basis is either in excess of market or the inventory will not be utilized or sold in future operations. If actual demand or conditions are less favorable than those projected by management, additional inventory write-downs may be required.

    Mineral Interests

As of December 31, 2004, we maintained $154.2 million of net mineral properties as a part of property, plant and equipment.

     Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
     Mineral interests in North America, approximately $146.1, net of amortization as of December 31, 2004, are amortized on a units-of-production method based on internal and third-party estimates of recoverable reserves. Mineral interests in the U.K. are approximately $8.1, net of amortization as of December 31, 2004, and are amortized on a straight-line basis.
     Our rights to extract minerals are contractually limited by time or lease boundaries. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, the assigned lives may be less than that projected by management, or if the actual size, quality or recoverability of the minerals is less than that projected by management, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.
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

     We determine our current and deferred income taxes on a separate company basis. In evaluating our ability to recover our deferred tax assets we consider sources of taxable income including the reversal of existing temporary differences and future taxable income exclusive of reversing temporary differences. In determining future taxable income, we are responsible for the assumptions utilized including the amount of state, federal and international pre-tax operating income, the origination of future temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
     As a result of this analysis, we concluded that a valuation allowance was required for a portion of our deferred tax assets that resulted from our U.S. net operating loss (“NOL”) carryforwards. As of December 31, 2004 we had $20.7 million of deferred tax assets resulting from our prior year U.S. NOL carryforwards. We also have approximately $11.1 million of alternative minimum tax credit carryforwards that can be used to reduce future tax expense.
     We have recorded a valuation allowance for a portion of our deferred tax assets relating to NOL carryforwards that we do not believe will, more likely than not, be realized given the annual limitations from prior ownership changes. At December 31, 2004, the valuation allowance was $2.6 million. In the future, if we determine, based on existence of sufficient evidence, that we should realize more or less of our deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from historical and forecasted amounts.
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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

    Taxes on Foreign Earnings

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. As described in Note 7 to the Consolidated Financial Statements, our results for the year ended December 31, 2004 do not reflect the impact of the American Jobs Creation Act of 2004 (the “Jobs Act”). We have not completed the process of reevaluating our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act. Future foreign earnings remittance amounts may be completed based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate. At this time, we are unable to quantify the amount of future foreign earnings remittances, if any.

    Pension Plans

We make actuarial assumptions in conjunction with our actuaries as our advisors that we believe are reasonable. These assumptions include discount rates, expected long-term rates of return on plan assets and rate of compensation increases, and are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, thereby increasing pension expense and our pension liability. Note 9 to our audited consolidated financial statements provides additional information regarding pension assumptions used by us.

     We have two defined benefit pension plans for some of our employees in the United States and the United Kingdom. The size of the U.S. plan is not significant as compared to the U.K. plan, taken as a whole. The U.K. plan was closed to new participants in 1992. Our funding policy is to make the minimum annual contributions required by applicable regulations. Cash contributions to the plans totaled $1.9 and $1.6 million during the years ended December 31, 2004 and 2003, respectively.
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

RESULTS OF OPERATIONS

The following table sets forth consolidated financial information for the years ended December 31, 2004, 2003 and 2002. The table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this annual report on Form 10-K.

	For the Year Ended December 31,

(Dollars in millions)	2004	2003	2002

Sales	$695.1	$600.6	$502.6
Cost of sales — shipping and handling	190.2	165.3	137.5
Cost of sales — products	316.0	288.3	239.2

Gross profit	188.9	147.0	125.9
Selling, general and administrative expenses	58.1	48.6	40.5
Other charges	4.5	—	7.7

Operating earnings	126.3	98.4	77.7
Interest expense	37.4	39.1	41.3
Other (income) expense	7.8	5.6	4.9

Income before taxes	81.1	53.7	31.5
Income tax expense	24.6	10.2	0.6

Net income	56.5	43.5	30.9

Sales by Segment:
Salt	$607.5	$546.6	$452.5
Specialty potash fertilizers	87.6	54.0	50.1

Total	$695.1	$600.6	$502.6

Sales Volumes (in thousands of tons):
Highway Deicing	10,333	9,663	7,965
General Trade	3,026	2,927	2,786
Specialty potash fertilizers	386	251	242
Average Sales Price (per ton):
Highway Deicing	$30.85	$29.25	$27.96
General Trade	95.49	89.50	82.48
Specialty potash fertilizers	226.88	215.21	207.02

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

    Sales

Sales for the year ended December 31, 2004 of $695.1 million increased $94.5 million, or 16% compared to $600.6 million for the year ended December 31, 2003. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $190.2 million during the year ended December 31, 2004, an increase of $24.9 million compared to shipping and handling fees of $165.3 million

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

for the year ended December 31, 2003. The increase in shipping and handling-related fees for the year ended December 31, 2004 was primarily due to the increase in volume of products sold as compared to the same period in 2003.

     Product Sales for the year ended December 31, 2004 of $504.9 million increased $69.6 million, or 16% compared to $435.3 million for the same period in 2003. Salt Product Sales for the year ended December 31, 2004 of $431.1 million increased $41.1 million, or 11% compared to $390.0 million for the same period in 2003 primarily due to increased sales volumes in our highway deicing product lines ($11.4 million) and increased sales volumes in our general trade product line ($7.0 million). The increased sales volumes in our highway deicing product line came from North America and the U.K. (approximately 326,000 tons and 344,000 tons, respectively) and was primarily due to a combination of increased contract bid volumes awarded in North America and slightly above average winter weather in the U.K. in the March quarter of 2004 compared to an extremely mild March quarter in 2003. Winter weather was also above average in North America in both 2004 and 2003. The increased sales volumes in our North American general trade product line of approximately 81,000 tons ($6.2 million) was primarily due to strong consumer deicing sales in the first quarter, in areas where our consumer deicing products are sold. Sales prices related to our general trade product lines in North America and the U.K., net of foreign exchange effects, also improved approximately $3.8 million as compared to the same period in 2003. Average sales prices related to our highway deicing product lines in North America and the U.K., net of foreign exchange effects, remained relatively consistent.
     Salt Product Sales were also favorably impacted by approximately $16.9 million from the effect of a strengthened Canadian dollar and British pound compared to the U.S. dollar.
     Specialty potash fertilizer Product Sales for the year ended December 31, 2004 of $73.8 million increased $28.5 million, or 63% compared to $45.3 million for the same period in 2003 primarily due to increased sales volumes of approximately 135,000 tons ($26.3 million), reflecting our efforts to expand the SOP market and our December 2003 acquisition of an SOP marketing business. Average sales prices were also higher by approximately $4.1 million.
    Gross Profit

Gross profit for the year ended December 31, 2004 of $188.9 million increased $41.9 million, or 28% compared to $147.0 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved prices and volumes ($8.0 million and $15.3 million, respectively) and changes in foreign exchange rates as described above ($5.9 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by approximately $12.7 million, reflecting the impact of higher production and our operational excellence programs.

    Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2004 of $58.1 million increased $9.5 million, or 20% compared to $48.6 million for the same period in 2003. The increase primarily reflects increased costs associated with being a public company, higher professional services for Sarbanes-Oxley and other accounting services of approximately $1.4 million, additional variable compensation and selling costs of approximately $3.1 million due to improved financial results, and the impact of changes in foreign exchange rates of approximately $2.0 million.

    Other Charges

Apollo elected to terminate the amended management consulting agreement in November 2004 resulting in a final payment of approximately $4.5 million in that same month.

    Interest Expense

Interest expense for the year ended December 31, 2004 of $37.4 million decreased $1.7 million compared to $39.1 million for the same period in 2003. This decrease is primarily the result of pay down of $40.6 million on the term loan balance. See Note 8 to our audited consolidated financial statements.

    Other (Income) Expense

Other expense for the year ended December 31, 2004 of $7.8 million increased $2.2 million compared to other expense of $5.6 million for the same period in 2003. In the year ended December 31, 2003, we recorded $1.4 million of costs related to amending the Senior Credit Facility and $1.9 million gain related to the early extinguishment of debt. Additionally, as part of other expense, we recorded foreign exchange losses of $6.9 million and $3.9 million in the year ended December 31, 2004 and 2003, respectively.

    Income Tax Expense

Income tax expense for the year ended December 31, 2004 of $24.6 million increased $14.4 million compared to $10.2 million for the same period in 2003. Income tax expense increased primarily due to higher income before income taxes in 2004. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal benefit), foreign income tax rate differentials, foreign mining taxes and changes in the expected utilization of previously reserved NOLs.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

    Sales

Sales for the year ended December 31, 2003 of $600.6 million increased $98.0 million, or 19% compared to $502.6 million for the year ended December 31, 2002. Shipping and handling fees were $165.3 million during the year ended December 31, 2003, an increase of $27.8 million compared to shipping and handling fees of $137.5 million for the year ended December 31, 2002. The increase in shipping and handling-related fees for the year ended December 31, 2003 was primarily due to the increase in volume of products sold as compared to the same period in 2002.

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

    Other Charges

During 2002, other charges represented transition costs that are non-recurring in nature and relate to charges required to establish us as a self-sustaining entity. We incurred $7.7 million of transition costs in the year ended December 31, 2002, consisting primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies and costs associated with determining the post-closing purchase price adjustment. No such costs were incurred in 2003.

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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

sources. When we cannot meet our liquidity or capital needs with cash from operations, we meet those needs with borrowings under our revolving credit facility.

    For the year ended December 31, 2004

Net cash flow generated by operating activities for the year ended December 31, 2004 was $102.5 million. Cash generated from operating activities includes $7.9 million provided by a decrease in working capital. The primary working capital reductions were increases in accounts payable and accrued expenses of $29.9 million and decreases in inventories of $1.9 million, offset in part by an increase in receivables of $23.9 million. These changes are primarily related to increased sales in the fourth quarter of 2004 as compared to the same period in 2003.

     Net cash flow used by investing activities for the year ended December 31, 2004 was $26.0 million. We had capital expenditures during 2004 of $22.9 million to maintain our business and $4.0 million for cost reduction and new opportunity projects.
     Net cash flow used by financing activities was $74.0 million and was primarily due to $40.0 million in voluntary principal repayments that reduced the amount of long-term debt outstanding under our term loan credit facility, $30.4 million of advances to CMI, primarily to fund dividends on CMI common stock, and a $3.0 million pay down of our revolving credit facility.
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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

    Capital Resources

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
     At December 31, 2004, we had $325.0 million in aggregate principal amount of 10% senior subordinated notes due August 15, 2011 (the “Senior Subordinated Notes”). Interest on the Senior Subordinated Notes is payable semi-annually in cash on each February 15 and August 15. The Senior Subordinated Notes may be redeemed in whole or in part from time to time, on or after August 15, 2006, at specified redemption prices.
     The Company maintains a credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility allowed for a term loan (the “Term Loan”) with a maturity date of November 2009 and a revolving credit facility that is available until 2008. Borrowings under the Term Loan are due and payable in quarterly installments. The quarterly Term Loan amortization payments due before 2009 approximate $0.4 million on an annual basis, or 1% of the term loan. The remaining balance of the Term Loan will amortize in equal quarterly installments in the last year of the Credit Facility.
     Borrowings of $135 million are available under the revolving credit facility, $30 million of which may be drawn in Canadian dollars and $10 million of which may be drawn in British pounds sterling. Additionally, the revolving credit facility includes a sub-limit for letters of credit in an amount not to exceed $50 million.
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
     Future borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. As of December 31, 2004, approximately $8.2 million of letters of credit were outstanding leaving $115.8 million available under the revolving credit facility.
     Note 8 to the consolidated financial statements provides more information regarding our indebtedness. The notes in the table below are listed in order of subordination with all notes subordinate to the Credit Facility borrowings. Third-party debt consists of the following at December 31, 2004 (in millions):

Third-party Debt

Recorded
Book Value

Senior Subordinated Notes(1)	$325.0
Term Loan	37.7
Revolving Credit Facility	11.0

373.7

(1)	Shown net of premium of $2.7 million.
    In connection with the Recapitalization, we received NOLs and expect to realize cash tax savings if these NOLs are able to be utilized. As of December 31, 2004, we had approximately $52.3 million of NOLs remaining that expire between 2008 and 2022. These NOLs may be used to offset a portion of future taxable income, up to the year 2022, and thereby reduce or eliminate our U.S. federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, or the “Code,” imposes significant limitations on the utilization of NOLs in the event of an “ownership change,” as defined in Section 382 of the Code. Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% stockholders, including specified groups of stockholders who in the aggregate own at least 5% of that corporation’s stock (including a group of public stockholders), exceeds 50 percentage points over a three-year testing period. The Company has incurred three ownership changes, placing annual limitations on the amount of each loss carryforward utilization. We cannot assure you that we will be able to use all of the NOLs to offset future taxable income or that the NOLs will not become subject to additional limitations due to future ownership changes. Due to the uncertainty that these carryforwards will be utilized, a valuation allowance of $2.6 million at December 31, 2004 has been established against the deferred tax asset for the portion of the carryforward that we did not conclude was more likely than not to be utilized. In addition, we have approximately $11.1 million of alternative minimum tax credit carryforwards that can be used to reduce future tax liability.
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
     At December 31, 2004, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial statements.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

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
     The senior discount notes and subordinated discount notes are not a part of our consolidated financial statements. However, our operations are currently the main source of cash that is expected to service the senior discount notes, subordinated discount notes and any future dividends on CMI common stock
     Advances to CMG’s parent company and sole shareholder, CMI, in the amount of $40.8 million and $10.4 million at December 31, 2004 and 2003, respectively, are presented as a deduction from stockholder’s equity. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The advances to parent are non-interest bearing.

     Our contractual cash obligations and commitments as of December 31, 2004 are as follows (in millions):

Payments Due by Period

		Less than	2-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Long-term Debt	$373.7	$0.4	$0.8	$47.5	$325.0
Interest(a)	224.3	34.3	68.7	68.5	52.8
Operating Leases(b)	26.9	6.6	8.9	3.4	8.0
Unconditional Purchase Obligations(c)	59.3	9.3	18.6	18.6	12.8
Estimated future pension benefit payments(d)	20.5	2.2	3.6	3.9	10.8

Total Contractual Cash Obligations	$704.7	$52.8	$100.6	$141.9	$409.4

Amount of Commitment Expiration per Period

		Less than	2-3	4-5	After
Other Commitments	Total	1 Year	Years	Years	5 Years

Revolver	$115.8	$—	$—	$115.8	$—
Letters of Credit	8.2	8.2	—	—	—
Performance Bonds(e)	12.8	12.8	—	—	—

Total Other Commitments	$136.8	$21.0	$—	$115.8	$—

(a)	Based on maintaining existing debt balances to maturity. Estimated interest on the Term Loan was based on a rate of 4.85%.
(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)	We have long-term contracts to purchase certain amounts of electricity and steam.
(d)	Note 9 to our audited consolidated financial statements provides additional information.
(e)	Note 10 to our audited consolidated financial statements provides additional information under Sales Contracts.

    Our ability to make scheduled payments of principal of, to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

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
    American Jobs Creation Act of 2004

We maintain undistributed foreign earnings outside of the United States in Canada and the United Kingdom. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have not provided for the U.S. federal tax liability on these amounts for financial statement purposes, since these foreign earnings are considered indefinitely reinvested outside the U.S.

     The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. We have not precisely quantified the amount of our foreign earnings that qualify for the temporary deduction but estimate this amount to be approximately $129.5 million. For us, the one-year period during which the qualifying distributions can be made is the twelve month period ending February 28, 2006.
     We are in the process of evaluating whether we will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that we will repatriate. The range of reasonably possible amounts that we are considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $129.5 million. We are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to completing our analysis of applying the provisions of the Act to our particular situation and making a determination as to the amount we may repatriate, if any. If our analysis determines that repatriation would be favorable and an appropriate domestic reinvestment plan can be established that is applicable to our business model, we would likely repatriate amounts in the mid to upper end of our range. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.
     Repatriation of any amount eligible for the temporary deduction could result in additional U.S. federal income tax expense during 2005 or 2006. As part of our evaluation process we will determine the potential income tax effects of any repatriation. We have not determined the reasonable range of potential income tax effects at this time and expect an analysis to be completed during 2005. Repatriation also could substantially increase liquidity in the U.S., although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at our foreign subsidiaries. Some foreign subsidiaries could be required to borrow in order to repatriate their earnings to the U.S. We expect our foreign cash flows would be sufficient to repay any foreign debt and replenish foreign cash balances over time. Should we decide not to repatriate foreign earnings under the Jobs Act, we would meet U.S. liquidity needs through ongoing cash flows, external borrowing, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Sensitivity Analysis Related to EBITDA

In connection with the Recapitalization, we have incurred significant non-recurring other charges that impact our results of operations. As a result, our results of operations and cash flows are not indicative of what they would have been had we not incurred these non-recurring charges. We believe it would be helpful to provide a sensitivity analysis that describes our ability to satisfy our debt service, capital expenditures and working capital requirements and make dividend payments in terms of EBITDA, and EBITDA adjusted for the other charges described below, or “Adjusted EBITDA.” We believe that these non-GAAP measures can assist investors in understanding our cost structure, cash flows and financial position. In addition, the financial covenants and ratios in our senior credit facilities and our indentures, such as restrictions on payments and indebtedness and ratios relating to leverage, interest coverage and fixed charge coverage, are also tied to measures that are calculated by adjusting EBITDA as described below. We believe it is necessary to adjust EBITDA to enable investors to see how we view our business given the significant other charges that have historically affected our results of operations.
     Neither EBITDA nor Adjusted EBITDA are calculated under GAAP and neither should be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. While EBITDA and Adjusted EBITDA and similar variations thereof are frequently

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

used as a measure of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

     The following is a summary of our other charges incurred for each of our last three fiscal years:
    For the year ended December 31, 2004

Apollo elected to terminate the amended management consulting agreement in November resulting in a final payment of $4.5 million for all services rendered under the agreement.

    For the year ended December 31, 2003

No non-recurring costs were incurred or expensed in 2003

    For the year ended December 31, 2002

Following the Recapitalization, we incurred and expensed certain non-recurring costs totaling $7.7 million that consisted of transition costs required to establish us as an self-sustaining entity. The costs were directly related to the transition from an entity controlled by Mosaic and consisted primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies and costs associated with determining the post-closing purchase price adjustment.

     The adjustments to EBITDA set forth in the table below include adjustments relating to the expenses and charges described above, which we believe are not likely to recur. Although these adjustments are not permitted as adjustments in preparing financial statements in accordance with Regulation S-X, management believes that the presentation of EBITDA, as so adjusted, provides useful information in analyzing the effects of other charges, including those of CMI.

	For the Year Ended December 31,

	2004	2003	2002

Net income	$56.5	$43.5	$30.9
Income tax expense	24.6	10.2	0.6
Interest expense	37.4	39.1	41.3
Depreciation and amortization	41.3	42.1	37.1

EBITDA	159.8	134.9	109.9
Adjustments to income from operations:
Other charges	4.5	—	7.7
Other (income) expense(1)	7.8	5.6	4.9

Adjusted EBITDA	$172.1	$140.5	$122.5

(1)	“Other (income) expense” primarily includes losses on early retirements of debt ($5.3 million in 2002), costs related to amending our senior credit facilities ($1.4 million in 2003), gain related to the early extinguishment of debt ($1.9 million in 2003), interest income and non-cash foreign exchange gains and losses.

Effects of Currency Fluctuations and Inflation

We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 36% of our 2004 sales in foreign currencies, and we incurred 42% of our 2004 total operating expenses in foreign currencies. The net depreciation of the pound sterling and Canadian dollar against the U.S. dollar and other world currencies during 2002 had a negative impact on our sales and Adjusted EBITDA, as reported in U.S. dollars in our consolidated financial statements while the weakening U.S. dollar against these currencies in 2003 and 2004 had a positive impact on our sales and Adjusted EBITDA. Significant changes in the value of the Canadian dollar, the euro or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior credit facilities.

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

Recent Accounting Pronouncements

In April 2004, the FASB issued FASB staff position (“FSP”) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force” (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” This FSP amends SFAS Nos. 141 and 142, and requires mineral rights to be accounted for as tangible assets based on the consensus reached in EITF 04-2. We adopted the guidance in the FSP on July 1, 2004, resulting in the balance sheet reclassification of approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment. At December 31, 2003, approximately $148.0 million of net mineral rights were similarly reclassified. This FSP had no impact on our consolidated statements of operations or cash flows.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” that is effective for us beginning January  1, 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will determine the impact, if any, that the adoption of SFAS No. 151 will have on our consolidated statements of operations or cash flows during 2005.

     In December 2004, the FASB issued SFAS No. 123(R), “Shared-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123, and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. CMI adopted SFAS 123 in the fourth quarter of 2003. The effective date of SFAS 123(R) is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies. CMI currently expects to adopt SFAS 123(R) effective July 1, 2005 although early adoption is allowed. We will determine the impact, if any, that the adoption of SFAS 123(R) will have on our consolidated statements of operations or cash flows prior to adoption.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
    Interest Rate Risk

As of December 31, 2004, we had $37.7 million of debt outstanding under the term loan credit facility and $11.0 million outstanding under our revolving credit facility. Both the term loan credit facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan credit facility borrowings at December 31, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 2004 would have increased by approximately $0.5 million. Actual changes will vary from hypothetical changes.

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

     Considering our currency expenses, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $2.4 million impact on earnings for the year ended December 31, 2004. Actual changes in market prices or rates will differ from hypothetical changes.
    Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

We have reviewed various options to mitigate the impact of fluctuating natural gas prices. During 2002 and 2003, we instituted a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. Pursuant to our policy, we enter into contractual gas price swaps related to the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas swap derivative contracts outstanding at December 31, 2004 that expire in one year or less and expire greater than one year total $8.5 million and $3.4 million, respectively.

     Excluding gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2004 would have had an estimated $0.4 million impact on earnings. Actual results will vary based on actual changes in market prices and rates.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Compass Minerals Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Compass Minerals Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Kansas City, Missouri
March 15, 2005

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Consolidated Balance Sheets

	December 31,

(In millions, except share data)	2004	2003

Assets
Current assets:
Cash and cash equivalents	$9.7	$2.6
Receivables, less allowance for doubtful accounts of $2.3 million in 2004 and $2.1 million in 2003	143.0	117.4
Inventories	96.3	96.7
Deferred income taxes, net	11.5	8.6
Other	3.3	3.7

Total current assets	263.8	229.0

Property, plant and equipment, net	402.9	410.0
Intangible assets, net	23.6	24.7
Other	25.1	24.5

Total assets	$715.4	$688.2

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$0.4	$0.8
Accounts payable	79.4	72.6
Accrued expenses	14.8	13.3
Accrued interest	12.4	12.5
Accrued salaries and wages	19.3	13.5
Income taxes payable	14.4	—

Total current liabilities	140.7	112.7
Long-term debt, net of current portion	376.0	419.4
Deferred income taxes, net	56.0	64.5
Other noncurrent liabilities	48.6	36.4
Commitments and contingencies (Notes 10 and 11)
Stockholder’s equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 1,000 shares authorized, issued and outstanding	—	—
Additional paid in capital	354.7	354.7
Accumulated deficit	(258.1)	(314.6)
Advances to parent	(40.8)	(10.4)
Accumulated other comprehensive income	38.3	25.5

Total stockholder’s equity	94.1	55.2

Total liabilities and stockholder’s equity	$715.4	$688.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Consolidated Statements of Operations

	For the Year Ended December 31,

(In millions)	2004	2003	2002

Sales	$695.1	$600.6	$502.6
Cost of sales — shipping and handling	190.2	165.3	137.5
Cost of sales — products	316.0	288.3	239.2

Gross profit	188.9	147.0	125.9
Selling, general and administrative expenses	58.1	48.6	40.5
Other charges	4.5	—	7.7

Operating earnings	126.3	98.4	77.7
Other (income) expense:
Interest expense	37.4	39.1	41.3
Other, net	7.8	5.6	4.9

Income before income taxes	81.1	53.7	31.5
Income tax expense	24.6	10.2	0.6

Net income	$56.5	$43.5	$30.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Consolidated Statements of Stockholder’s Equity (Deficit)

		Additional			Accumulated Other
	Common	Paid In	Accumulated	Advances	Comprehensive
(In millions)	Stock	Capital	Excess (Deficit)	to Parent	Income (Loss)	Total

Balance, December 31, 2001	$—	$346.4	$(389.0)	$—	$(2.4)	$(45.0)
Advances to parent				(2.2)		(2.2)
Comprehensive income:
Net income			30.9			30.9
Minimum pension liability adjustment, net of tax					(6.5)	(6.5)
Unrealized gain on cash flow hedges, net of tax					0.1	0.1
Cumulative translation adjustments					8.9	8.9

Comprehensive income						33.4
Capital contributions		15.9				15.9

Balance, December 31, 2002	$—	$362.3	$(358.1)	$(2.2)	$0.1	$2.1
Dividends declared to CMI		(21.7)				(21.7)
Advances to parent				(8.2)		(8.2)
Comprehensive income:
Net income			43.5			43.5
Minimum pension liability adjustment, net of tax					4.9	4.9
Unrealized gain on cash flow hedges, net of tax					0.7	0.7
Cumulative translation adjustments					19.8	19.8

Comprehensive income						68.9
Capital contributions		14.1				14.1

Balance, December 31, 2003	$—	$354.7	$(314.6)	$(10.4)	$25.5	$55.2
Advances to parent				(30.4)		(30.4)
Comprehensive income:
Net income			56.5			56.5
Minimum pension liability adjustment, net of tax					0.6	0.6
Unrealized gain on cash flow hedges, net of tax					0.1	0.1
Cumulative translation adjustments					12.1	12.1

Comprehensive income						69.3

Balance, December 31, 2004	$—	$354.7	$(258.1)	$(40.8)	$38.3	$94.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Consolidated Statements of Cash Flows

	For the Year Ended December 31,

(In millions)	2004	2003	2002

Cash flows from operating activities:
Net income	$56.5	$43.5	$30.9
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	41.3	42.1	37.1
Finance fee amortization	1.6	1.6	1.9
Loss on early extinguishment of long-term debt	—	—	5.3
Restructuring charge and other charges, net of cash	—	—	1.1
Deferred income taxes	(13.8)	2.2	(12.7)
Loss on disposal of property, plant and equipment	0.9	0.3	0.2
Changes in operating assets and liabilities:
Receivables	(23.9)	(18.5)	(5.9)
Inventories	1.9	4.3	3.8
Other assets	—	(4.0)	0.6
Accounts payable, accrued expenses and income taxes payable	29.9	(0.8)	14.5
Other noncurrent liabilities	8.1	0.3	5.4

Net cash provided by operating activities	102.5	71.0	82.2

Cash flows from investing activities:
Capital expenditures	(26.9)	(20.6)	(19.5)
Proceeds from sales of property, plant and equipment	0.7	0.1	0.6
Acquisition of intangible assets	—	(24.8)	—
Other	0.2	(0.3)	(0.2)

Net cash used in investing activities	(26.0)	(45.6)	(19.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	78.4
Principal payments on long-term debt, including capital leases	(40.6)	(31.1)	(115.9)
Revolver activity	(3.0)	14.0	(39.8)
Advances to CMI, net	(30.4)	(8.2)	(2.2)
Dividends paid	—	(21.7)	—
Deferred financing costs	—	—	(3.9)
Capital contributions	—	8.8	12.8
Other	—	—	1.0

Net cash used in financing activities	(74.0)	(38.2)	(69.6)

Effect of exchange rate changes on cash and cash equivalents	4.6	3.5	2.5

Net increase (decrease) in cash and cash equivalents	7.1	(9.3)	(4.0)
Cash and cash equivalents, beginning of year	2.6	11.9	15.9

Cash and cash equivalents, end of year	$9.7	$2.6	$11.9

Supplemental cash flow information:
Interest paid, excluding capitalized interest	$35.6	$36.9	$29.4
Income taxes paid, net of refunds and indemnification	9.6	8.4	10.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Notes to Consolidated Financial Statements

1.    ORGANIZATION AND FORMATION

Compass Minerals Group, Inc. (“CMG” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMG serves a variety of markets, including agriculture, food processing, chemical processing, water conditioning and highway deicing. The consolidated financial statements include the accounts of CMG, formerly IMC Inorganic Chemicals Inc. (“IMCI”), and the consolidated results of CMG’s wholly owned subsidiaries. CMG’s primary subsidiaries include those entities listed below:

•	NAMSCO Inc. (“NAMSCO”) and subsidiaries

•	North American Salt Company (“NASC”)

•	Carey Salt Company

•	Sifto Canada Inc. (“Sifto”)

•	GSL Corporation and subsidiary (“GSL”)

•	Great Salt Lake Minerals Corporation

•	Compass Minerals (Europe) Limited (“CMGE”) and subsidiaries

•	Compass Minerals (UK) Limited

•	Salt Union Limited U.K. (“SUL”) and subsidiaries

     CMG has been a wholly owned subsidiary of Compass Minerals International, Inc. (“CMI”) since CMI’s acquisition of the Company on November 28, 2001. CMG was a wholly owned subsidiary of Mosaic Global Holdings Inc. (“Mosaic”), formerly IMC Global Inc. since Mosaic’s acquisition of IMCI on April 1, 1998.

     On November 28, 2001, Apollo Management V, L.P. (“Apollo”), through its subsidiary YBR Holdings LLC (“YBR Holdings”), acquired control of CMI from Mosaic pursuant to a recapitalization transaction (“Recapitalization”) with assets and liabilities of CMG retaining their historical value.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of Consolidation: The Company’s consolidated financial statements include the accounts of the Company, which include its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

c. Foreign Currency Translation: Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the average rates of exchange for the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss). Aggregate exchange (gains) losses from transactions denominated in a currency other than a company’s functional currency included in income for the years ended December 31, 2004, 2003 and 2002, were $6.9 million, $3.9 million and $(0.6) million, respectively.

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

f. Accounts Receivable and Allowance for Doubtful Accounts: Receivables consist almost entirely of trade accounts receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by business line. We review our allowance for doubtful accounts periodically and significant balances past due are reviewed for collectibility. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered. We do not have off-balance-sheet credit exposure related to our customers.

g. Inventories: Inventories are stated at the lower of cost or market. Finished goods costs are determined by the average cost method. Raw materials and supply costs are determined by either the first-in, first-out (“FIFO”) or the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of our mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt and SOP products readily available for sale. All costs associated with the

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

production of salt and SOP at our producing locations are captured as inventory costs. Additionally, since our products are often stored at third-party warehousing locations, we include in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

h. Property, Plant and Equipment: Property, plant and equipment are stated at cost and include interest on funds borrowed to finance construction. The costs of replacements or renewals which improve or extend the life of existing property are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in operations.

     Property, plant and equipment also includes mineral interests. The Company leases probable mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s leased mineral interests are amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years. The weighted average amortization period for these probable mineral reserves is 92 years as of December 31, 2004. The Company also owns other mineral properties. The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements, as it has in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, and therefore, believes that assigned lives are appropriate.
     The Company’s owned mineral interests and all other asset classes or groups are amortized on a straight-line basis over the following estimated useful lives:

Land improvements	7 to 25 years
Buildings and improvements	7 to 30 years
Machinery and equipment	3 to 20 years
Furniture and fixtures	3 to 10 years
Mineral interests	20 to 99 years

     The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”

     To review for possible impairments, the Company uses the methodology prescribed in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

i. Other Intangible Assets: The Company follows the rules on accounting for intangible assets as set forth in SFAS No. 142. Under these rules, intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the Statement. The Company does not have any indefinite lived intangible assets. The Company’s other intangible assets are amortized over their estimated useful lives that range from 5 to 25 years.

j. Other Noncurrent Assets: Other noncurrent assets include deferred financing costs of $16.3 million net of accumulated amortization of $5.5 million and $3.6 million as of December 31, 2004 and 2003, respectively. Deferred financing costs are being amortized on a straight-line basis over the terms of the debt to which the costs relate and the related amortization is recorded as interest expense.

     Certain inventories of spare parts and related inventory of approximately $9.1 million and $7.7 million at December 31, 2004 and 2003, respectively, that will be utilized with respect to long-lived assets have been classified in the consolidated balance sheets as other noncurrent assets.

k. Income Taxes: The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company’s foreign subsidiaries file separate-company returns in their respective jurisdictions

l. Environmental Costs: Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into account reimbursement by third parties. The Company does not accrue liabilities for unasserted claims that are not probable of assertion and the Company does not provide for environmental clean-up costs, if any, at the end of the useful lives of its facilities, since it is not practical to estimate such costs

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

due to the long lives of the Company’s mineral deposits. The Company’s environmental accrual was $2.3 million as of December 31, 2004 and 2003.

m. Stock Options: The following relates to the Company’s parent, CMI, and is for informational purposes only. CMI has a stock option plan that was adopted on November 28, 2001 (see Note 14, Stock Options). Prior to the fourth quarter of 2003, CMI accounted for its stock-based employee compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the year ended December 31, 2002, as all stock options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of 2003, CMI adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” CMI selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the prospective method, all options granted or modified after January 1, 2003 are accounted for under the fair value method retroactively effective as of January 1, 2003.

     Awards to CMI’s directors vest immediately. Awards to employees under the Company’s plan vest over periods ranging from one to eight years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123 (December 1994).
     The following table sets forth information about the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants for the years ended December 31:

	2004	2003*	2002*

Fair value of options granted	$2.37	$10.98	$2.11

Expected lives (years)	1.9	7.8	7.8
Expected volatility	24%	—	—
Dividend yield	4.7%	—	—
Risk-free interest rates	3.1%	3.4%	4.9%

*	Under the minimum value method, volatility was excluded. CMI used this method before CMI’s initial public offering in December 2003.

n. Derivatives: The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. SFAS No. 133 further requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results from the hedged item on the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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
     In the fourth quarter of 2002, the Company adopted a policy of hedging natural gas prices through the use of swap agreements in order to protect against commodity price fluctuations. All of these derivative instruments held by the Company as of December 31, 2004 and 2003 qualify as cash flow hedges. The Company does not engage in trading activities with these financial instruments.

o. Concentration of Credit Risk: The Company sells its salt products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern United States, and throughout Canada and the United Kingdom. The Company’s potash products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2004, or for more than 10% of accounts receivable at December 31, 2004 or 2003.

p. Recent Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” that is effective for the Company beginning January 1, 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

determine the impact, if any, that the adoption of SFAS No. 151 will have on its consolidated statements of operations or cash flows during 2005.

     In December 2004, the FASB issued SFAS No. 123(R), “Shared-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123, and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. CMI adopted SFAS 123 in the fourth quarter of 2003. The effective date of SFAS 123(R) is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies. CMI currently expects to adopt SFAS 123(R) effective July 1, 2005 although early adoption is allowed. We will determine the impact, if any, that the adoption of SFAS 123(R) will have on our consolidated statements of operations or cash flows prior to adoption.

q. Reclassifications: Certain reclassifications were made to prior-year amounts in order to conform with the current year’s presentation.

3.    OTHER CHARGES

    2004

Apollo elected to terminate the amended management consulting agreement in November 2004 resulting in a charge of $4.5 million for all services rendered under the agreement.

    2002

Following the Recapitalization, the Company incurred and expensed certain non-recurring costs totaling $7.7 million that consist of transition costs required to establish the Company as an independent entity. The costs were directly related to the transition from an entity controlled by Mosaic Global Holdings Inc. (“Mosaic”) and consisted primarily of one-time compensation costs, costs to develop stand-alone tax and inventory strategies, and costs associated with determining the post-closing purchase price adjustment.

4.    INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2004	2003

Finished goods	$83.4	$84.1

Raw materials and supplies	12.9	12.6

	$96.3	$96.7

5.    PROPERTY, PLANT AND EQUIPMENT

In April 2004, the FASB issued FASB staff position (“FSP”) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” This FSP amends SFAS No. 141 and 142, and requires mineral rights to be accounted for as tangible assets based on the consensus reached in EITF 04-2. The Company adopted the guidance in the FSP on July 1, 2004, resulting in the balance sheet reclassification of approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment. At December 31, 2003, approximately $148.0 million of net mineral rights were similarly reclassified. This FSP had no impact on the Company’s consolidated statements of operations or cash flows.
     At December 31, 2004, mineral interests include leased probable mineral reserves and owned mineral properties of approximately $158.6 million and $21.5 million, respectively, with accumulated depletion of $12.5 million and $13.4 million respectively. At December 31, 2003, mineral interests include leased probable mineral reserves and owned mineral properties of approximately $158.6 million and $20.3 million, respectively, with accumulated depletion of $10.6 million and $12.3 million, respectively.
     Property, plant and equipment consists of the following at December 31 (in millions):

	2004	2003

Land and buildings	$143.6	$135.9
Machinery and equipment	436.8	408.3
Furniture and fixtures	11.5	9.6
Mineral interests	180.1	178.9
Construction in progress	5.0	6.5

	777.0	739.2
Less accumulated depreciation and depletion	374.1	329.2

	$402.9	$410.0

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

6.    INTANGIBLE ASSETS

In June 2003, the Company purchased, for $24.8 million, intangible assets related to Mosaic’s SOP marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at Mosaic’s Carlsbad, New Mexico facility (see Note 11, Related Party Transactions). In accordance with SFAS No. 142, the Company allocated the purchase price to these intangible assets based on their estimated fair values. The Company allocated approximately $0.5 million to a long-term customer contract and the remaining $24.3 million to the rights to produce SOP at Mosaic’s Carlsbad facility. The long-term sales contract terminates at the end of 2008 and will be amortized over its remaining life on a straight-line basis. The life over which the rights to produce SOP at Mosaic’s facility will be amortized on a straight-line basis estimated at 25 years. Neither asset has a residual value.
     The accumulated amortization of intangible assets for the years ended December 31, 2004 and 2003 was $1.2 million and $0.1 million, respectively. Amortization expense during the year ended December 31, 2004 and 2003 was $1.1 million and $0.1 million, respectively. Amortization expense for fiscal 2005 through fiscal 2009 is estimated to be approximately $1.1 million, annually.

7.    INCOME TAXES

The following table summarizes the income tax provision of the Company for the years ended December 31 (in millions):

	2004	2003	2002

Current:
Federal	$18.3	$0.6	$—
State	1.8	0.2	1.3
Foreign	18.3	7.2	12.0

Total current	38.4	8.0	13.3

Deferred:
Federal	(8.5)	2.1	(14.0)
State	(0.6)	(3.2)	(0.4)
Foreign	(4.7)	3.3	1.7

Total deferred	(13.8)	2.2	(12.7)

Total provision for income taxes	$24.6	$10.2	$0.6

     The following table summarizes components of income before taxes and the effects of significant adjustments to tax computed at the federal statutory rate for the years ended December 31 (in millions):

	2004	2003	2002

Domestic income	$45.8	$33.4	$9.6
Foreign income	35.3	20.3	21.9

Income before income taxes	$81.1	$53.7	$31.5

Computed tax at the federal statutory rate of 35%	$28.3	$18.8	$11.0
Foreign income, mining, and withholding taxes	1.3	(0.7)	6.0
Percentage depletion in excess of basis	(6.1)	(5.1)	(1.9)
State income taxes, net of federal income tax benefit	0.7	(3.2)	0.6
Change in valuation allowance on deferred tax assets	(10.1)	(4.2)	(14.6)
Change in tax contingency accrual	10.1	4.2	—
Other	0.4	0.4	(0.5)

Income tax expense	$24.6	$10.2	$0.6

Effective tax rate	30%	19%	2%

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

	2004	2003

Current deferred taxes:
Deferred tax assets:
Net operating loss carryforwards	$2.7	$2.5
Accrued expenses	5.2	4.3
Other assets	3.6	1.8

Current deferred tax assets	$11.5	$8.6

	2004	2003

Non-current deferred taxes:
Property, plant and equipment	$89.5	$86.2

Total deferred tax liabilities	89.5	86.2

Deferred tax assets:
Net operating loss carryforwards	18.0	29.0
Alternative minimum tax credit carryforwards	11.1	3.0
Purchase agreement (see Note 10)	1.8	2.1
Other assets	5.2	0.3

Subtotal	36.1	34.4
Valuation allowance	(2.6)	(12.7)

Total deferred tax assets	33.5	21.7

Net non-current deferred tax liabilities	$56.0	$64.5

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

     At December 31, 2004, the Company has net operating loss carryforwards of approximately $52.3 million. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. The Company has previously incurred three ownership changes placing annual limitations on the utilization of each loss carryforward. If not utilized, these carryforwards expire between 2008 and 2022. The Company also has a U.S. federal alternative minimum tax credit carryforward at December 31, 2004 of approximately $11.1 million. This credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.

     The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to net operating loss carryforwards that it does not believe will, more likely than not, be realized. As of December 31, 2004 and 2003, the Company’s valuation allowance was $2.6 million and $12.7 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
     The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company recognizes potential liabilities for anticipated tax issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
     In 2003, in accordance with the merger agreement related to the Recapitalization, Mosaic indemnified the Company for approximately $14.1 million for income taxes related to periods prior to the Recapitalization. The Company had previously recognized income tax expense for these items. The Company recorded the indemnification as a reduction to income taxes provided for in prior years and an increase to additional paid in capital. The Company received $8.8 million from Mosaic during the third quarter and used the cash to pay income taxes for periods prior to Recapitalization.

American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings

     The Company maintains undistributed foreign earnings outside of the United States in Canada and the United Kingdom. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. The Company has not provided for the U.S. federal tax liability on these amounts for financial statement purposes, since these foreign earnings are considered indefinitely reinvested outside the U.S.

     The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company has not precisely quantified the amount of our foreign earnings that qualify for the temporary deduction but estimate this amount to be approximately $129.5 million. For the Company, the one-year period during which the qualifying distributions can be made is the twelve month period ending February 28, 2006 (February 28th is CMI’s tax year end).
     The Company is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that the Company is considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $129.5 million. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to completing its analysis of applying the provisions of the Act to its particular situation and making a determination as to the amount it may repatriate, if any. If the analysis determines that repatriation would be favorable and an appropriate domestic reinvestment plan can be established that is applicable to the Company’s business model, the Company would likely repatriate amounts in the mid to upper end of its range. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.
     Repatriation of any amount eligible for the temporary deduction could result in additional U.S. federal income tax expense during 2005 or 2006. As part of our evaluation process the Company will determine the potential income tax effects of any repatriation. The Company has not determined the reasonable range of potential income tax effects at this time and expects an analysis to be completed during 2005. Repatriation also could substantially increase liquidity in the U.S., although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at the Company’s foreign subsidiaries. Some foreign subsidiaries could be

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

required to borrow in order to repatriate their earnings to the U.S. The Company expects its foreign cash flows would be sufficient to repay any foreign debt and replenish foreign cash balances over time. Should the Company decide not to repatriate foreign earnings under the Jobs Act, it would meet U.S. liquidity needs through ongoing cash flows, external borrowing, or both. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that the Company’s worldwide cash is available in the locations in which it is needed.

8.    LONG-TERM DEBT

In November 2001, the Company issued $250 million aggregate principal amount of 10% Senior Subordinated Notes due August 15, 2011 (the “Notes”) in a private offering pursuant to Rule 144A under the Securities Act of 1933. The proceeds from the issuance of the Notes were used to finance the Recapitalization and certain related costs. Interest on the Notes is payable semi-annually in cash on each February 15 and August 15. The Notes may be redeemed in whole or in part from time to time, on or after August 15, 2006, at specified redemption prices. The Company’s domestic restricted subsidiaries as of the issue date are the guarantors of the Notes, with restricted net assets of $438.9 million at December 31, 2004.
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
     The Company had outstanding letters of credit of $8.2 million as of December 31, 2004. For each drawn letter of credit, the Company is required to pay a per annum participation fee ranging from 2.75% to 3.50%, depending on the Company’s leverage ratio, plus other administrative charges. Additionally, the Company will pay a commitment fee ranging from 0.375% to 0.500% per annum, depending on the Company’s leverage ratio, and is payable quarterly on the available portion of the revolving credit facility. As of December 31, 2004, additional borrowings of up to $115.8 million under the revolving credit facility were available for working capital and general corporate purposes, subject to certain conditions.
     The Term Loan requires quarterly principal reductions. Also, the Company may be required to make mandatory additional principal reductions, based on the Company’s excess cash flow and certain other events as described in the Credit Facility. No mandatory additional principal reductions were required in 2004.
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
     The Credit Facility is principally secured by all existing and future assets of the Company, and requires the Company to maintain certain minimum financial covenants including minimum interest coverage ratio, a maximum total leverage ratio, and a maximum level of capital expenditures. The Credit Facility and the indentures governing the Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies. As of December 31, 2004, the Company was in compliance with each of its covenants.
     On May 5, 2003, the Company amended the Credit Facility to allow CMI to pay a dividend to be funded with either cash on hand or with borrowings under the amended and restated senior revolving credit facility. Additionally, the amendment permits CMI to repurchase certain securities (other than the Notes) not held by Apollo or management.

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

     On November 17, 2003, the Company further amended the Credit Facilities to allow CMI to pay future dividends funded with either cash on hand or with borrowings under the amended and restated senior revolving credit facility. CMI paid dividends subsequent to this amendment.

     The notes in the table below are listed in order of subordination with all notes subordinate to the Credit Facility borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2004	2003

Senior Subordinated Notes	$325.0	$325.0
Term Loan	37.7	78.3
Revolving Credit Facility	11.0	14.0

	373.7	417.3
Plus premium on Senior Subordinated Notes, net	2.7	2.9
Less current portion	(0.4)	(0.8)

	$376.0	$419.4

     Future minimum maturities of long-term debt for the years ending December 31, are as follows (in millions):

2005	$0.4
2006	0.4
2007	0.4
2008	0.4
2009	47.1
Thereafter	325.0

$373.7

     As of December 31, 2004, the estimated fair value of the notes, based on available trading information, was $365.6 million, and the estimated fair value of amounts outstanding under the Credit Facility approximated book value.

9.    PENSION PLANS AND OTHER BENEFITS

The Company has two defined benefit pension plans for certain of its U.K. and U.S. employees. Benefits of the U.K. plan are based on a combination of years of service and compensation levels. The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.
     The Company made contributions to the plans of approximately $1.9 million, $1.6 million and $1.1 million in the years ended December 31, 2004, 2003 and 2002, respectively. The Company expects to make contributions to the plans of approximately $2.0 million in the year ended December 31, 2005.
     The Company’s pension plan assets are managed by external investment managers. The Company’s investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities. Policy requires that equity securities comprise approximately 75% of the total portfolio, and that approximately 25% be invested in debt securities. The Company’s weighted-average asset allocations by asset category are as follows:

	Plan Assets at
	December 31,

Asset Category	2004	2003

Cash and cash equivalents	3%	1%
Equity Securities	72	76
Debt Securities	25	23

Total	100%	100%

The Company makes actuarial assumptions that it believes are reasonable. Those assumptions for the years ended December 31 were as follows:

	2004	2003	2002

Discount rate	5.25%	5.25%	5.50%
Expected return on plan assets	6.25	6.25	6.50
Rate of compensation increase	2.75	2.75	3.50

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
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Future
Expected
Benefit
Calendar Year	Payments

2005	$2.2
2006	1.8
2007	1.8
2008	1.8
2009	2.1
2010 - 2013	10.8

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

     The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans, based on a November 30 measurement date, as of December 31 (in millions):

	2004	2003

Change in benefit obligation:
Benefit obligation as of January 1	$61.8	$56.2
Service cost	1.2	1.4
Interest cost	3.3	2.9
Actuarial (gain) loss	2.1	(3.3)
Benefits paid	(1.8)	(1.4)
Currency fluctuation adjustment	4.1	5.9
Other	0.1	0.1

Benefit obligation as of December 31	$70.8	$61.8

Change in plan assets:
Fair value as of January 1	$46.0	$35.0
Actual return	5.4	6.4
Company contributions	1.9	1.6
Currency fluctuation adjustment	3.1	4.4
Benefits paid	(1.8)	(1.4)

Fair value as of December 31	$54.6	$46.0

Funded status of the plans	$(16.2)	$(15.8)
Unrecognized net (gain) loss	13.5	13.6
Unrecognized transition liability	0.5	0.4

Net amount recognized	$(2.2)	$(1.8)

Amounts recognized in the balance sheet:
Prepaid (accrued) benefit cost	$—	$(0.2)
Accrued benefit liability	(11.7)	(12.0)
Other noncurrent assets	0.5	0.4
Accumulated other comprehensive loss	9.0	10.0

Net amount recognized	$(2.2)	$(1.8)

     The accumulated benefit obligations for the defined benefit pension plans were $66.1 million and $58.1 million, as of December 31, 2004 and 2003, respectively. The accumulated benefit obligations are in excess of the plans’ assets.
     The components of net pension expense were as follows for the years ended December 31 (in millions):

	2004	2003	2002

Service cost for benefits earned during the year	$1.2	$1.4	$1.2
Interest cost on projected benefit obligation	3.3	2.9	2.6
Return on plan assets	(2.9)	(2.2)	(2.4)
Net amortization and deferral	0.6	1.1	0.5

Net pension expense	$2.2	$3.2	$1.9

     The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance. Expense attributable to these Savings Plans was $5.1 million, $4.1 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10.	COMMITMENTS AND CONTINGENCIES

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
     The Company does not believe that this action will result in a material adverse financial effect on the Company. Furthermore, while any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.
     The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) reportedly has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP has directed the Company to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. The Company is working with DATCP to develop and implement a plan to investigate soils and groundwater at the Kenosha site. Depending on the results of the investigation, remedial efforts may be necessary. Although little is currently known about the possible source of such contamination, or who should be responsible for it, the Company expects DATCP will again look to the Company to undertake those efforts. If required, the Company intends to conduct all phases of the investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which will provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with the Company’s site operations.

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

The Company expects to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site.

     Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2004, are as follows (in millions):

Operating
Calendar Year	Leases

2005	$6.6
2006	4.8
2007	4.1
2008	2.4
2009	1.0
Thereafter	8.0

$26.9

     Rental expense, net of sublease income, was $9.3 million, $8.2 million and $8.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
     Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses. Royalty expense related to these leases was $6.4 million, $5.8 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
     Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2004, the Company has had no material penalties related to these sales contracts. At December 31, 2004, the Company had approximately $12.8 million of outstanding performance bonds.
     Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, steam, other raw materials and services from third parties under existing contracts, extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company’s future minimum long-term purchase commitments are approximately $9.3 million annually from 2005 to 2009 and approximately $12.8 million in total, thereafter.
     Environmental Matters: At December 31, 2004 and 2003, the Company has recorded accruals of $2.3 million, for estimated future costs associated with existing environmental exposures at certain of its facilities. The Company estimates that a significant portion of these accruals will be used over the next five years.
     Purchase Agreement: During 2002, the Company amended an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility in Tennessee. The Company has received a one-time cash payment of $8.0 million related to the amendment. In 2002, the Company recognized $0.6 million as a net reduction to cost of sales in the Consolidated Statement of Operations resulting from recognition of a ratable portion of the cash received and the sale of certain assets. In 2004 and 2003, the Company recognized other ratable portions of approximately $0.9 million each year, as a net reduction to cost of sales. Approximately $4.5 million of the original one-time cash payment, included in non-current liabilities, remains to be recognized over the remaining life of the amended agreement, terminating December 2010, as certain conditions are met by the Company and the supplier. Alternatively, the Company may elect to resume purchasing salt from the supplier’s facility. In that event, the Company would repay a ratable portion of the cash received.
     Parent Company Obligations: In December 2002, certain holders of CMI’s series A redeemable preferred stock converted their preferred stock into subordinated discount debentures. CMI then issued $123.5 million in aggregate principal amount of senior discount notes in exchange for CMI subordinated discount debentures. No cash interest will accrue on the senior discount notes prior to December 15, 2007. The accreted value of each senior discount note will increase from the date of issuance until December 15, 2007 at a rate of 12 3/4% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on December 15, 2007. Cash interest will accrue on the senior discount notes at a rate of 12 3/4% per annum, beginning December 15, 2007. The first cash interest payment will be made on June 15, 2008. The accreted value of the senior discount notes was $85.8 million and $75.7 million at December 31, 2004 and 2003, respectively.
     On May 22, 2003, CMI issued $179.6 million in aggregate principal amount at maturity of subordinated discount notes in a private placement under Rule 144A and Regulation S of the Securities Act. No cash interest will accrue on the subordinated discount notes prior to June 1, 2008. The accreted value of each subordinated discount note will increase from the date of issuance until June 1, 2008 at a rate of 12% per annum, reflected in the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on June 1, 2008. Cash interest will accrue on the subordinated discount notes at a rate of 12% per annum, beginning June 1, 2008 through maturity. The proceeds from the sale of the subordinated discount notes were distributed to CMI stockholders. The accreted value of the senior subordinated discount notes was $120.9 million and $107.4 million at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

     The senior discount notes and subordinated discount notes are not a part of CMG’s consolidated financial statements. However, CMG’s operations are currently the main source of cash that is expected to service CMI’s senior discount notes, subordinated discount notes and any future dividends on CMI common stock.

11.	RELATED PARTY TRANSACTIONS

The following related party transactions are in addition to those disclosed elsewhere in the notes to the consolidated financial statements.
     Transactions with Apollo and its subsidiaries (“Apollo affiliates”) are considered related parties. Following the CMI’s IPO in December 2003 Mosaic ownership in the Company was less than 3%. As a result, transactions with Mosaic and its subsidiaries (“Mosaic affiliates”) are considered related parties for the years ending December 31, 2003 and 2002. The Company believes that all of the related party transactions approximate terms which would otherwise be negotiated by the Company with unrelated third parties.
     During the year ended December 31, 2002, CMI and Mosaic reached an agreement related to the settlement of certain provisions of the agreement to transfer controlling interest in CMG to CMI. As part of the settlement, CMG received approximately $13.0 million in cash. CMG recorded the proceeds as a capital contribution from CMI.
     The Company recorded interest expense with Mosaic affiliates of $0.1 million and $0.9 million for the years ended December 31, 2003 and 2002, respectively.
     The Company recorded purchases from Mosaic affiliates of $25.6 million and $19.0 million for the years ended December 31, 2003 and 2002, respectively.
     Subsequent to the Recapitalization, the Company entered into an agreement with Mosaic whereby the Company marketed SOP produced by Mosaic at their New Mexico facility as an agent. The Company recognized approximately $0.7 million and $0.5 million in fees from Mosaic for the years ended December 31, 2003 and 2002, respectively.
     In June 2003, the Company purchased, for $24.5 million, intangible assets related to Mosaic’s SOP marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at Mosaic’s Carlsbad, New Mexico facility. The Company also incurred approximately $0.3 million of related transaction costs. As part of the transaction, the agreement under which the Company, as agent, marketed SOP produced by Mosaic at their Carlsbad, New Mexico facility terminated on November 30, 2003. For the year ended December 31, 2003, the Company had purchased approximately $3.9 million of SOP finished goods inventory from Mosaic.
     In May and June 2003, the Company made dividend payments to CMI of $3.7 million and $18.0 million, respectively.
     On September 29, 2003, the CMI Senior Executives’ Deferred Compensation Plan was terminated and the CMI capital stock held in the deferred compensation plan was subsequently distributed to the participants with no impact to the Company.
     The Company subleased railcars from affiliates of Mosaic that are used by us to transport products. The lease amounts expensed were $0.5 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively.
     In connection with the Recapitalization, the Company entered into a management agreement with Apollo. The agreement allowed the Company and any of its affiliates to utilize Apollo’s expertise in areas such as financial transactions, acquisitions and other matters that related to its business, administration and policies. Apollo was to receive an annual fee of approximately $1.0 million for its management services and advice through 2011. During the years ended December 31, 2004, 2003 and 2002, the Company recorded management fee charges of $0.7 million, $1.0 million and $0.9 million, respectively, from Apollo.
     Upon completion of CMI’s IPO, the Company amended the management consulting agreement with Apollo, whereby Apollo had the right to terminate the amended management consulting agreement at any time upon prior written notice to the Company. Apollo elected to terminate the amended management consulting agreement in November 2004. The Company paid Apollo approximately $4.5 million as a final payment for all services rendered under the agreement. Upon termination of the agreement by Apollo, any future obligations of Apollo under the agreement effectively terminated. The payment was expensed as other charges to operating earnings.
     Advances to CMG’s parent company and sole shareholder, CMI, in the amount of $40.8 million and $10.4 million at December 31, 2004 and 2003, respectively, are presented as a deduction from stockholder’s equity. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The advances to parent are non-interest bearing.

12.	COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has a policy of hedging natural gas prices through the use of swap agreements in order to protect against commodity price fluctuations. The Company does not engage in trading activities with these financial instruments.
     All derivative instruments held by the Company as of December 31, 2004 and 2003 qualify as cash flow hedges. The derivative instruments outstanding at December 31, 2004 had expiration dates extending into December 2006. For derivatives classified as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative designated as a hedge, if any, is immediately

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

recognized in earnings. Hedge effectiveness is measured quarterly based on the change in relative fair value between the derivative contract and the hedged item over time. Hedge ineffectiveness had no significant impact on earnings for 2004 or 2003. We had net derivative assets of approximately $1.3 and $1.1 million, at December 31, 2004 and 2003, respectively, and related accumulated other comprehensive income of approximately $0.9 and $0.8 million, at December 31, 2004 and 2003, respectively. The notional amounts of natural gas swap derivative contracts outstanding were $11.9 million and $12.9 million, at December 31, 2004 and 2003, respectively.

13.	OPERATING SEGMENTS

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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on operating earnings of the respective segments. The notes to the consolidated financial statements include detail related to special charges and should be referred to when viewing the segment information herein.

Segment information as of and for the years ended December 31, is as follows (in millions):

2004	Salt	Potash	Other(c)	Total

Sales from external customers	$607.5	$87.6	$—	$695.1
Intersegment sales	—	11.3	(11.3)	—
Cost of sales — shipping and handling	176.4	13.8	—	190.2
Operating earnings (loss)(a)	128.8	20.7	(23.2)	126.3
Depreciation, depletion and amortization	33.2	8.1	—	41.3
Total assets	555.1	134.9	25.4	715.4
Capital expenditures	21.7	5.2	—	26.9

2003

Sales from external customers	$546.6	$54.0	$—	$600.6
Intersegment sales	—	9.4	(9.4)	—
Cost of sales — shipping and handling	156.6	8.7	—	165.3
Operating earnings (loss)	108.8	7.5	(17.9)	98.4
Depreciation, depletion and amortization	34.2	7.9	—	42.1
Total assets	522.6	141.5	24.1	688.2
Capital expenditures	17.7	2.9	—	20.6

2002

Sales from external customers	$452.5	$50.1	$—	$502.6
Intersegment sales	—	8.9	(8.9)	—
Cost of sales — shipping and handling	130.2	7.3	—	137.5
Operating earnings (loss)(b)	95.1	4.8	(22.2)	77.7
Depreciation, depletion and amortization	29.2	7.9	—	37.1
Total assets	509.8	116.0	16.0	641.8
Capital expenditures	15.3	4.2	—	19.5

(a)	Includes $4.5 million related to Apollo’s cancellation of their management consulting agreement.
(b)	Includes $7.7 million related to transition costs.
(c)	Other includes corporate entities and eliminations.

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Financial information relating to the Company’s operations by geographic area for the years ended December 31, is as follows (in millions):

Sales	2004	2003	2002

United States	$444.2	$394.5	$345.2
Canada	148.1	128.7	90.8
United Kingdom	90.0	68.2	60.0
Other	12.8	9.2	6.6

	$695.1	$600.6	$502.6

     Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2004	2003

United States	$249.7	$262.7
Canada	127.4	122.4
United Kingdom	74.5	74.1

	$451.6	$459.2

14.	OPTIONS

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
     In connection with the Recapitalization, one-half of the options granted to employees vest in varying amounts from one to four years depending on the terms of the individual option agreements. The other one-half of the options granted to employees are performance options and vested upon completion of the IPO in December 2003. Options granted to members of the board of directors of the Company vest at the time of grant. Options expire on the thirtieth day immediately following the eighth anniversary of issuance.
     The weighted-average exercise price approximates the weighted-average grant-date fair value of options granted during 2002 and 2001. The weighted average fair value for options granted during 2004 and 2003 was $2.37 and $10.98, respectively.
     The table below has been adjusted to reflect the 4.982 for one stock split on December 11, 2003 by CMI. The following is a summary of CMI’s stock option activity and related information for the following periods:

		Weighted-
	Number of	average
	options	Exercise price

Outstanding at December 31, 2002	1,739,476	$2.08
Exercised	(23,053)	2.01
Cancelled/ Expired	(6,592)	2.01

Outstanding at May 22, 2003	1,709,831	2.08
Outstanding at May 23, 2003 after the amendment to the option plan(a)	2,455,943	1.45
Granted	50,311	7.04
Exercised(b)	(246,458)	1.41
Cancelled/ Expired	(42,832)	1.40

Outstanding at December 31, 2003	2,216,964	1.58
Granted	167,367	21.58
Exercised(c)	(721,208)	1.74
Cancelled/ Expired	(11,308)	1.40

Outstanding at December 31, 2004	1,651,815	$ 3.54

(a)	In connection with CMI’s $100.0 million dividend payment on its common stock in May 2003, the number of CMI stock options and their exercise prices were adjusted to preserve the intrinsic value of the stock options that existed prior to the dividend. This was accomplished by decreasing the exercise price of outstanding options and increasing the number of outstanding options by a factor of 1.436 to one.
(b)	Exercised options include 6,077 shares of common stock that were issued from CMI treasury stock.
(c)	Common stock issued for exercised options were all issued from CMI treasury stock.
    The following table summarizes information about options outstanding and exercisable at December 31, 2004:

			Weighted-average		Weighted-average
		Weighted-average	exercise price		exercise price
		remaining	of options		of exercisable
	Options	contractual life	outstanding	Options	options
Range of exercise prices	outstanding	(years)	($)	exercisable	($)

$ 1.40	1,412,395	5.1	1.40	1,182,933	1.40
$ 1.41 - $ 5.17	72,053	6.0	3.55	63,570	2.60
$ 5.18 - $16.66	37,367	7.3	16.66	37,367	3.23
$16.67 - $23.00	130,000	7.9	23.00	—	—

Totals	1,651,815	5.4	3.54	1,283,870	1.95

     Options exercisable at December 31, 2003 numbered 1,723,540.

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

15.	OTHER COMPREHENSIVE INCOME

The following tables provide additional detail related to amounts recorded in Other Comprehensive Income:

				Accumulated
	Unfunded	Unrealized Gains	Foreign	Other
	Pension	on Cash Flow	Currency	Comprehensive
	Losses	Hedges	Adjustments	Income

Balance at December 31, 2001	$(5.4)	$—	$3.0	$(2.4)
2002 changes	(6.5)	0.1	8.9	2.5

Balance at December 31, 2002	(11.9)	0.1	11.9	0.1

2003 changes	4.9	0.7	19.8	25.4

Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	0.6	0.1	12.1	12.8

Balance at December 31, 2004	$(6.4)	$0.9	$43.8	$38.3

		Tax
	Before tax	(expense)	Net-of-tax
	amount	benefit	amount

For the year ended December 31, 2004:
Minimum pension liability adjustment	$0.8	$(0.2)	$0.6
Gas hedging adjustment	0.1	—	0.1
Foreign currency translation adjustment	12.1	—	12.1

Other comprehensive income	$13.0	$(0.2)	$12.8

16.	QUARTERLY RESULTS (Unaudited)(a) (in millions)

Quarter	First	Second	Third	Fourth

2004
Sales	$250.5	$96.9	$111.7	$236.0
Gross profit	72.0	20.1	25.9	70.9
Net income	33.7	(1.1)	(0.6)	24.5

Quarter	First	Second	Third	Fourth

2003
Sales	$212.7	$88.7	$97.1	$202.1
Gross profit	53.1	18.7	17.9	57.3
Net income	21.0	(3.0)	(2.7)	28.2

(a)	See Note 3 to the Consolidated Financial Statements for details related to special charges.

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

17.	GUARANTOR/ NON-GUARANTOR CONDENSED CONSOLIDATING STATEMENTS

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

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Condensed Consolidating Balance Sheets

	December 31, 2004

(In millions)	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$1.4	$8.3	$—	$—	$9.7
Receivables, net	81.4	61.6	—	—	143.0
Inventories	65.6	30.7	—	—	96.3
Deferred tax asset	—	—	11.5	—	11.5
Other current assets	2.0	1.3	—	—	3.3
Property, plant and equipment, net	211.8	191.1	—	—	402.9
Intangible assets	23.6	—	—	—	23.6
Investment in subsidiaries	—	—	560.0	(560.0)	—
Other	9.3	4.9	10.9	—	25.1

Total assets	$395.1	$297.9	$582.4	$(560.0)	$715.4

Current portion of long-term debt	$—	$—	$0.4	$—	$0.4
Other current liabilities	83.1	49.8	7.4	—	140.3

Total current liabilities	83.1	49.8	7.8	—	140.7
Long-term debt, net of current portion	—	—	376.0	—	376.0
Due to (from) affiliates	(197.8)	93.6	104.2	—	—
Other noncurrent liabilities	70.9	33.4	0.3	—	104.6
Total stockholder’s equity	438.9	121.1	94.1	(560.0)	94.1

Total liabilities and common stockholder’s equity	$395.1	$297.9	$582.4	$(560.0)	$715.4

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Condensed Consolidating Balance Sheets

	December 31, 2003

(In millions)	Guarantors	Non-guarantors	CMG	Eliminations	Combined

Cash and cash equivalents	$0.3	$2.3	$—	$—	$2.6
Receivables, net	68.6	48.8	—	—	117.4
Inventories	66.5	30.2	—	—	96.7
Deferred tax asset	—	—	8.6	—	8.6
Other current assets	2.8	1.7	(0.8)	—	3.7
Property, plant and equipment, net	203.9	206.1	—	—	410.0
Intangible assets	24.7	—	—	—	24.7
Investment in subsidiaries	—	—	524.8	(524.8)	—
Other	7.9	3.9	12.7	—	24.5

Total assets	$374.7	$293.0	$545.3	$(524.8)	$688.2

Current portion of long-term debt	$—	$—	$0.8	$—	$0.8
Other current liabilities	55.2	45.6	11.1	—	111.9

Total current liabilities	55.2	45.6	11.9	—	112.7
Long-term debt, net of current portion	—	—	419.4	—	419.4
Due to (from) affiliates	(122.4)	83.1	39.3	—	—
Other noncurrent liabilities	79.0	2.4	19.5	—	100.9
Total stockholder’s equity	362.9	161.9	55.2	(524.8)	55.2

Total liabilities and common stockholder’s equity	$374.7	$293.0	$545.3	$(524.8)	$688.2

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Condensed Consolidating Statements of Operations

	For the Year Ended December 31, 2004

(In millions)	Guarantors	Non-guarantors	CMG	Eliminations	Combined

Sales	$435.2	$259.9	$—	$—	$695.1
Cost of sales — shipping and handling	130.9	59.3	—	—	190.2
Cost of sales — products	193.3	122.7	—	—	316.0

Gross profit	111.0	77.9	—	—	188.9
Selling, general and administrative expenses	33.6	24.5	—	—	58.1
Restructuring and other charges	3.2	1.3	—	—	4.5

Operating income	74.2	52.1	—	—	126.3
Interest expense	0.3	9.0	28.1	—	37.4
Other (income) expense	0.1	7.7	—	—	7.8
Earnings in equity of subsidiary	—	—	(74.0)	74.0	—

Income (loss) before income taxes	73.8	35.4	45.9	(74.0)	81.1
Income tax expense (benefit)	20.8	14.4	(10.6)	—	24.6

Net income (loss)	$53.0	$21.0	$56.5	$(74.0)	$56.5

Condensed Consolidating Statements of Operations

	For the Year Ended December 31, 2003

(In millions)	Guarantors	Non-guarantors	CMG	Eliminations	Combined

Sales	$383.7	$216.9	$—	$—	$600.6
Cost of sales — shipping and handling	118.7	46.6	—	—	165.3
Cost of sales — products	173.8	114.5	—	—	288.3

Gross profit	91.2	55.8	—	—	147.0
Selling, general and administrative expenses	26.7	21.9	—	—	48.6

Operating income	64.5	33.9	—	—	98.4
Interest expense	0.5	9.1	29.5	—	39.1
Other (income) expense	(1.2)	4.6	2.2	—	5.6
Earnings in equity of subsidiary	—	—	(53.7)	53.7	—

Income (loss) before income taxes	65.2	20.2	22.0	(53.7)	53.7
Income tax expense (benefit)	21.2	10.5	(21.5)	—	10.2

Net income (loss)	$44.0	$9.7	$43.5	$(53.7)	$43.5

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Condensed Consolidating Statements of Operations

	For the Year Ended December 31, 2002

(In millions)	Guarantors	Non-guarantors	CMG	Eliminations	Combined

Sales	$334.1	$168.5	$—	$—	$502.6
Cost of sales — shipping and handling	99.6	37.9	—	—	137.5
Cost of sales — products	157.2	82.0	—	—	239.2

Gross profit	77.3	48.6	—	—	125.9
Selling, general and administrative expenses	24.1	16.5	(0.1)	—	40.5
Restructuring and other charges	4.6	1.4	1.7	—	7.7

Operating income (loss)	48.6	30.7	(1.6)	—	77.7
Interest expense	0.4	9.4	31.5	—	41.3
Other (income) expense	(0.3)	(0.1)	5.3	—	4.9
Earnings in equity of subsidiary	—	—	(50.8)	50.8	—

Income (loss) before income taxes	48.5	21.4	12.4	(50.8)	31.5
Income tax expense (benefit)	8.1	11.0	(18.5)	—	0.6

Net income (loss)	$40.4	$10.4	$30.9	$(50.8)	$30.9

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Condensed Consolidating Statements of Cash Flows

	For the Year Ended December 31, 2004

(In millions)	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$90.2	$38.8	$(26.5)	$—	$102.5

Cash flows from investing:
Capital expenditure	(13.9)	(13.0)	—	—	(26.9)
Proceeds from sales of property, plant and equipment	0.1	0.6	—	—	0.7
Other	—	0.2	—	—	0.2

Net cash used in investing activities	(13.8)	(12.2)	—	—	(26.0)

Cash flows from financing:
Principal payments on other long-term debt, including capital leases	—	—	(40.6)	—	(40.6)
Revolver activity	—	—	(3.0)	—	(3.0)
Payments (to) from Affiliates, net	(75.3)	(20.1)	65.0	—	(30.4)

Net cash provided by (used in) financing activities	(75.3)	(20.1)	21.4	—	(74.0)

Effect of exchange rate changes on cash	—	(0.5)	5.1	—	4.6

Net increase (decrease) in cash and cash equivalents	1.2	5.9	—	—	7.1
Cash and cash equivalents:
Beginning of year	0.3	2.3	—	—	2.6

End of year	$1.4	$8.3	$—	$—	$9.7

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Condensed Consolidating Statements of Cash Flows

	For the Year Ended December 31, 2003

(In millions)	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$79.4	$23.8	$(32.2)	$—	$71.0

Cash flows from investing:

Capital expenditure	(10.0)	(10.6)	—	—	(20.6)

Proceeds from sales of property, plant and equipment	—	0.1	—	—	0.1

Acquisition of intangible assets	(24.8)	—	—	—	(24.8)

Other	—	(0.3)	—	—	(0.3)

Net cash used in investing activities	(34.8)	(10.8)	—	—	(45.6)

Cash flows from financing:

Principal payments on other long-term debt, including capital leases	—	—	(31.1)	—	(31.1)

Revolver activity	—	—	14.0	—	14.0

Dividends paid	—	—	(21.7)	—	(21.7)

Advances to CMI, net	—	—	(8.2)	—	(8.2)

Payments (to) from Affiliates, net	(50.8)	(20.0)	70.8	—	—

Capital contribution from CMI	—	8.8	—	—	8.8

Net cash provided by (used in) financing activities	(50.8)	(11.2)	23.8	—	(38.2)

Effect of exchange rate changes on cash	—	(4.9)	8.4	—	3.5

Net increase (decrease) in cash and cash equivalents	(6.2)	(3.1)	—	—	(9.3)

Cash and cash equivalents:

Beginning of year	6.5	5.4	—	—	11.9

End of year	$0.3	$2.3	$—	$—	$2.6

Notes to Consolidated Financial Statements (continued)

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Condensed Consolidating Statements of Cash Flows

	For the Year Ended December 31, 2002

(In millions)	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$78.8	$26.5	$(23.1)	$—	$82.2

Cash flows from investing:

Capital expenditure	(10.4)	(9.1)	—	—	(19.5)

Other	0.4	—	—	—	0.4

Net cash used in investing activities	(10.0)	(9.1)	—	—	(19.1)

Cash flows from financing:

Revolver activity	—	(10.8)	(29.0)	—	(39.8)

Issuance of long-term debt	—	—	78.4	—	78.4

Principal payments on other long-term debt, including capital leases	(0.1)	(0.1)	(115.7)	—	(115.9)

Advances to CMI, net	—	—	(2.2)	—	(2.2)

Payments (to) from Affiliates, net	(70.4)	(3.3)	73.7	—	—

Deferred financing costs	—	—	(3.9)		(3.9)

Capital contribution from CMI	—	—	12.8	—	12.8

Other	—	—	1.0	—	1.0

Net cash provided by (used in) financing activities	(70.5)	(14.2)	15.1	—	(69.6)

Effect of exchange rate changes on cash	—	(5.5)	8.0	—	2.5

Net increase (decrease) in cash and cash equivalents	(1.7)	(2.3)	—	—	(4.0)

Cash and cash equivalents:

Beginning of year	8.2	7.7	—	—	15.9

End of year	$6.5	$5.4	$—	$—	$11.9

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

18.	SUBSEQUENT EVENT — QUARTERLY DIVIDEND DECLARED

CMG’s operations are currently the main source of cash that is expected to service dividends on CMI common stock. On February 11, 2005, the board declared a quarterly cash dividend of $0.275 per share on CMI’s outstanding common stock. The dividend, in the amount of $8.6 million, was paid on March 15, 2005 to stockholders of record as of the close of business on March 1, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 at the reasonable assurance level, because of the material weakness described below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the valuation and completeness of its income taxes payable, deferred income tax assets and liabilities (including the associated valuation allowance) and the income tax provision because it did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the liability for income taxes payable were not effective to ensure that the additions to the liability were complete and accurate. Also, the Company did not have effective controls over the preparation and review of the valuation allowance related to deferred tax assets. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002, and 2001, for each of the quarters for the two years in the period ended December 31, 2003 and for the first and second quarters for 2004 as well as audit adjustments to the fourth quarter 2004 consolidated financial statements. Accordingly, Management determined that this control deficiency constitutes a material weakness.

    Remediation Steps to Address Material Weakness

In November 2004, the Company reported a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes in connection with filing its restated Annual Report on Form 10-K/ A for the year ended December 31, 2003 and its Quarterly Report on Form 10-Q for the period ended September 30, 2004.

     In order to remediate this matter, beginning in November 2004, the Company identified and began implementing actions to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting related to its income tax accounting. In connection with this effort, the Company has and continues to (a) strengthen the resources in the income tax accounting function, (b) adopt more rigorous policies and procedures with respect to the income tax account balance sheet review process, including the income taxes payable and deferred tax asset valuation allowance accounts, (c) implement a standardized tax accounting software package to assist in the SFAS No. 109 accounting process, (d) implement greater senior level financial officer review of the income tax balance sheet accounts and the related journal entries; and (e) engage a third party specialist to assist the Company’s personnel conducting comprehensive and detailed reviews of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

    Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

The following table sets forth the name, age and position of each person who is an executive officer on the date of this annual report.

Name	Age	Position

Michael E. Ducey	56	President, Chief Executive Officer and Director of CMI and CMG

Ronald Bryan	52	Vice President and General Manager, Sulfate of Potash of CMI and CMG

Keith E. Clark	49	Vice President and General Manager, General Trade of CMI and CMG

John Fallis	57	Vice President and General Manager, Highway Deicing of CMI and CMG

David J. Goadby	50	Vice President and Managing Director, Salt Union Ltd of CMI and Vice President of CMG

Rodney L. Underdown	38	Chief Financial Officer and Vice President of CMI and CMG

Steven Wolf	59	Senior Vice President, Strategy and Development of CMI; Senior Vice President, Strategy of CMG

Bradley J. Bell	52	Director of CMI

David J. D’Antoni	60	Director of CMI

Richard S. Grant	58	Director of CMI

Joshua J. Harris	40	Director of CMI and CMG

Douglas A. Pertz	50	Director of CMI

Perry W. Premdas	52	Director of CMI

Heinn F. Tomfohrde, III	71	Director of CMI

     Michael E. Ducey was appointed the President and Chief Executive Officer of CMI in December 2002. Mr. Ducey joined CMG as the President and Chief Executive Officer in April 2002. Prior to joining CMG, Mr. Ducey worked approximately 30 years for Borden Chemical, a diversified chemical company, in various positions including President and Chief Executive Officer (December 1999 to March 2002) and Executive Vice President and Chief Operation Officer (October 1997 to December 1999).

     Ronald Bryan has served as the Vice President and General Manager of CMI and CMG’s Sulfate of potash business unit since January 2005. Mr. Bryan joined CMG in June 2003 as Vice President — Sales and Marketing, Highway Deicing. Prior to his career at CMG, Mr. Bryan was employed by Borden Chemical and Plastics, from 2000, where he most recently served as Senior Vice President — Commercial. From 1980 to 2000, Mr. Bryan was employed by Conoco Chemicals, spending 20 years in various positions, beginning as engineer and moving into commercial functions such as business management and sales.
     Keith E. Clark was named as the Vice President and General Manager, General Trade for CMI since August 2004. He has served as the Vice President and General Manager of CMG’s General trade business unit since August 1997, when North American Salt Company was still under the management of Harris Chemical Group. Prior to this position, Mr. Clark served as Vice President, Operations for North American Salt for two years, beginning in April 1995. Prior to his career at Harris Chemical Group, Mr. Clark held various operations positions at US Steel Corporation and General Chemical Inc., where he most recently served as the Operations Manager at General Chemical.
     John Fallis was appointed Vice President and General Manager of CMI’s and CMG’s Highway deicing business unit in January 2005. Mr. Fallis previously served as the Vice President, Mining of CMG since 1994, when CMG, formerly known as IMC Inorganic Chemicals, Inc., was still under the management of Harris Chemical Group. From 1980 until 1994, Mr. Fallis served as a mine manager.
     David J. Goadby was named as Vice President and Managing Director of Salt Union Ltd., our U.K. subsidiary, in August 2004 for CMI. He has served as Vice President of CMG since February 2002 and as the Managing Director of Salt Union Ltd., since April 1994, when IMC Inorganic Chemicals, Inc. was still under the management of Harris Chemical Group. Prior to that position, Mr. Goadby served as the Commercial Manager of Salt Union Ltd. for two years. From 1984 until 1992, Mr. Goadby was employed with Imperial Chemical Industries plc in various production and distribution positions, where he most recently served as Business Manager Sulfur Chemicals.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

     Rodney L. Underdown was appointed Chief Financial Officer of CMI in December 2002 and has served as a Vice President of CMI since May 2002. Mr. Underdown has served as the Chief Financial Officer of CMG since February 2002 and Vice President, Finance of CMG since November 2001. Prior to that he served as the Vice President, Finance of CMG’s salt division since June 1998 when the company was purchased by Mosaic. Mr. Underdown joined the Harris Chemical Group in September 1997, where he served as the Director of Corporate Reporting. Prior to his career at Harris Chemical Group, Mr. Underdown was employed with Arthur Andersen for nine years, where he most recently served as an Audit Manager.

     Steven Wolf was appointed Senior Vice President, Strategy and Development of CMI and Senior Vice President, Strategy of CMG beginning January 1, 2005. He was named Vice President and General Manager, Highway Deicing for CMI since August 2004. Mr. Wolf previously served as the Vice President and General Manager, Highway Deicing of CMG since 1994, when CMG, formerly known as IMC Inorganic Chemicals, Inc., was still under the management of Harris Chemical Group. Mr. Wolf joined Harris Chemical Group in 1991, assuming various management responsibilities. Prior to his career at Harris Chemical Group, Mr. Wolf was employed by Kerr McGee, where he served as a Senior Vice President. Mr. Wolf also served as the General Manager, SOP of CMG from August 2003 to December 2004.
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
     David J. D’Antoni has been a director since November 2004. Mr. D’Antoni retired from Ashland, Inc. in September 2004. At Ashland, Mr. D’Antoni served as Senior Vice President and Group Operating Officer of APAC and Valveline beginning in March 1999. During that period he also served as President of APAC from July 2003 until January 2004. From March 1997, Mr. D’Antoni served as Senior Vice President and Group Operating Officer of Ashland Specialty Chemical and Ashland Distribution Companies. Mr. D’Antoni served as President of Ashland Chemical beginning in 1988. Mr. D’Antoni is also a director of State Auto Financial Corporation and Omnova Solutions, Inc.
     Richard S. Grant has been a director since April 2004. From January 1998 through December 2002, Mr. Grant served as Chief Executive Officer of BOC Process Gas Solutions, a global business providing utilities and services primarily to chemical, petrochemical and metals industries. During this same period, Mr. Grant served as Chairman of CNC sa, a Mexican consortium joint venture, which operates the world’s largest nitrogen project for oilfield pressurization.
     Joshua J. Harris has been a director since November 2001. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris also sits on several boards, including Borden Chemicals, Inc., United Agri Products, Pacer International, Inc., QDI and Nalco Company.
     Douglas A. Pertz has been a director of CMI since December 2003 and a director of CMG since November 2002. Mr. Pertz was Chairman and Chief Executive Officer of IMC Global Inc., one of the world’s leading producers and marketers of concentrated phosphate and potash crop nutrients, from October 2000 to October 2004. From October 1999 to October 2000, Mr. Pertz served as President and Chief Executive Officer of IMC Global Inc., and from October 1997 to October 1999, as President and Chief Executive Officer of IMC Global Inc. Prior to joining IMC Global Inc., Mr. Pertz served from 1995 to 1998 as President and Chief Executive Officer and as a director of Culligan Water Technologies, Inc., a leading manufacturer and distributor of water, purification and treatment products. Mr. Pertz is also a director of Bowater Incorporated, Nalco Holding Company and The Mosaic Company.
     Perry W. Premdas Perry W. Premdas has been a director since December 14, 2004. Mr. Premdas was formerly the chief financial officer of Celanese AG and a member of its board of management. Celanese is a worldwide leader in the production of chemical products, acetate products, technical polymers and performance products. Mr. Premdas has also served as chief financial officer of Centeon LLC and of Hoechst Celanese.
     Heinn F. Tomfohrde, III has been a director of CMI since December 2003 and a director of CMG since February 2002. Mr. Tomfohrde has served the chemicals industry in a variety of leadership positions for 44 years. Currently, Mr. Tomfohrde serves in directorship positions only. Mr. Tomfohrde served as President and Chief Operating Officer of International Specialty Products, Inc. and its predecessor company, GAF Chemicals Corp., from 1987 to 1993. Prior to that time, Mr. Tomfohrde spent 31 years with Union Carbide Corp., rising from positions in research and development and marketing to senior management, serving as President of Union Carbides’s Consumer and Industrial Products Group from 1983 to 1986. Mr. Tomfohrde is also a Director of Resolution Performance Products Inc.
Board of Directors
CMG’s board of directors is comprised of Mr. Ducey and Mr. Harris. CMI’s board of directors is comprised of Messrs. Ducey, Bell, D’Antoni, Grant, Harris, Pertz, Premdas and Tomfohrde and is divided into three classes, each of whose members serve for staggered three-year terms. Mr. Bell

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

and Mr. Grant serve in the class of directors whose term will expire at our 2005 annual meeting. Messrs. Harris, D’Antoni and Premdas serve in the class of directors whose term will expire at our 2006 annual meeting, and Messrs. Ducey, Tomfohrde and Pertz serve in the class of directors whose terms will expire at our 2007 annual meeting. Because less than half of our directors are elected at each annual meeting, two annual meetings of stockholders could be required for the stockholders to change a majority of the board.

Board Committees

CMI’s board of directors has an audit committee established in accordance with Section 3(a)(58) of the Exchange Act. The audit committee, environmental, health and safety committee, compensation committee and nominating/corporate governance committee of CMI all operate under written charters that have been adopted by our board of directors. We may appoint additional committees of our board of directors in the future, including for purposes of complying with all applicable corporate governance rules of the New York Stock Exchange.
    Audit Committee

CMI’s audit committee oversees the engagement of independent public accountants, reviews our annual financial statements and the scope of annual audits and considers matters relating to accounting policies and internal controls. The audit committee is currently comprised of directors Messrs. Bell, Grant and Premdas. CMI’s board of directors has determined that each of these directors satisfy the independence requirements of Rule 10A-3 of the Exchange Act. In addition, CMI’s board of directors has determined that directors Mr. Bell and Mr. Premdas meet the New York Stock Exchange standard of possessing accounting or related financial management expertise and qualifies as an “audit committee financial expert” under the SEC’s definition. We comply with the corporate governance rules of the New York Stock Exchange.

     The charter of the audit committee is available on our website at www.compassminerals.com.
    Environmental, Health and Safety Committee

CMI’s environmental, health and safety (“EH&S”) committee was established to ensure compliance with environmental, health and safety initiatives and policies adopted by us, including education of site personnel; integration of environmental, health and safety policies into all business decisions; design, operation and management of facilities to protect the environment and the health and safety of all personnel. The EH&S committee is currently comprised of directors Messrs. D’Antoni, Ducey and Tomfohrde.

     The charter of the EH&S committee is available on our website.
    Compensation Committee

CMI’s compensation committee discharges our board of directors’ responsibilities related to compensation of our executive officers and directors; produces an annual report on executive compensation for inclusion in our proxy statement; provides general oversight of our compensation structure, including our equity compensation plans and benefits programs; and retains and approves the terms of the retention of any compensation consultants and other compensation experts. Other specific duties of the compensation committee include: reviewing and approving objectives relevant to executive officer compensation; evaluation performance and determining the compensation of executive officers in accordance with those objectives; recommending to our board of directors appropriate director compensation; and annually evaluating its performance and its charter. The compensation committee is currently comprised of directors Messrs. D’Antoni, Premdas and Tomfohrde.

     The charter of the compensation committee is available on our website.
    Nominating/Corporate Governance Committee

CMI’s nominating/corporate governance committee identifies individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; oversees the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; identifies best practices and recommends corporate governance principles, including giving proper attention and making effective responses to stockholder concerns regarding corporate governance; and is responsible for developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us. Other specific duties of the nominating/corporate governance committee include: annually assessing the size and composition of our board of directors, developing membership qualifications for board committees, monitoring compliance with board and board committee membership criteria; annually reviewing and recommending directors for continued service; coordinating and assisting management and our board in recruiting new members to our board of directors; reviewing governance-related stockholder proposals and recommending board responses; and overseeing the evaluation of our board of directors and management. We comply with the corporate governance rules of the New York Stock Exchange. The nominating/corporate governance committee is currently comprised of directors Mr. Grant and Mr. Tomfohrde.

     The charter of the nominating/corporate governance committee is available on our website.

Procedures for Nominations by Stockholders

CMI’s Corporate Governance Guidelines provide for the consideration of director candidates submitted by stockholders. CMI’s Nominating/Corporate Governance Committee will consider CMI director candidates submitted by stockholders

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

of Compass. Any stockholder who has beneficially owned more than 5% of the CMI’s common stock for at least one year wishing to submit a candidate for consideration should send the following information to the Secretary of the Company, Compass Minerals International, Inc., 9900 West 109th St., Suite 600, Overland Park, KS 66210:

•	The name and address of the stockholder submitting the candidate as it appears on the CMI’s books; the number and class of shares owned beneficially and of record by such stockholder and the length of period held; and proof of ownership of such shares;

•	Name, age and address of the candidate;

•	A detailed resume describing, among other things, the candidate’s educational background, occupation, employment history, and material outside commitments (e.g., memberships on other boards and committees, charitable foundations, etc.);

•	Any information relating to such candidate that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to the Securities Exchange Act of 1934 and rules adopted thereunder;

•	A description of any arrangements or understandings between the recommending stockholder and such candidate; and

•	A signed statement from the candidate, confirming his or her willingness to serve on the Board of Directors and to sign the Company’s Code of Ethics, if elected.

     The Secretary of CMI will promptly forward such materials to CMI’s Nominating/Corporate Governance Committee Chair. The Secretary will also maintain copies of such materials for future reference by the Committee when filling Board positions.

     If a vacancy arises or CMI’s Board decides to expand its membership, CMI’s Nominating/Corporate Governance Committee will seek recommendations of potential candidates from a variety of sources (including incumbent directors, stockholders, the Corporation’s management and third-party search firms). At that time, CMI’s Nominating/Corporate Governance Committee also will consider potential candidates submitted by its stockholders in accordance with the procedures described above. CMI’s Nominating/Corporate Governance Committee then evaluates each potential candidate’s educational background, employment history, outside commitments and other relevant factors to determine whether he or she is potentially qualified to serve on CMI’s board. The Committee seeks to identify and recruit the best available candidates, and it intends to evaluate qualified stockholder candidates on the same basis as those submitted by other sources.

Compensation Committee Interlocks and Insider Participation

None of the members of CMI’s compensation committee are officers or employees of CMI or any of its subsidiaries. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on CMI’s board of directors or compensation committee.

Board Compensation

The members of CMI’s and CMG’s board of directors are reimbursed for their out-of-pocket expenses. Those directors who are not employees of the Company also receive compensation for their service on the board of directors.

CMI Directors Deferred Compensation Plan

Under the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, adopted effective October 1, 2004, non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the CMI’s common stock. Accumulated deferred fees are distributed in the form of CMI common stock.

Code of Ethics

We have adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The code of ethics is filed as Exhibit 14 to this Form 10-K and posted on our website at www.compassminerals.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, executive officers and certain other officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file.

     Based solely on a review of the forms we have received or prepared, we believe that during the year ended December 31, 2004, all filing requirements applicable to the directors, officers and greater than 10% stockholders were timely met, except for three reports on Form 4 filed late for Mr. Clark, Mr. Goadby and Mr. Underdown related to the sale of shares that occurred as part of the secondary offering that was completed in November 2004.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation for the year ended December 31, 2004 paid or awarded to the Chief Executive Officer and the four other most highly compensated executive officers serving as executive officers of our wholly owned subsidiary, CMG, or “the named executive officers.” There was no compensation paid to the executive officers of CMI, in their capacity as executive officers of CMI, for the year ended December 31, 2004.

			Long Term Compensation

			Awards	Pay outs

	Annual Compensation		Securities
			Underlying	Long Term
		Bonus	Options/SARs	Incentive	All Other
Name and Principal Position	Salary ($)	($)(1)	(#)(2)	Pay outs ($)(5)	Compensation ($)(3)

Michael E. Ducey President and Chief Executive Officer of CMI and CMG
2004	364,427	818,553	—	—	138,459
2003	356,563	413,368	—	—	167,514
April (date of hire) to December 2002	262,500	251,328	540,774	—	130,761

Steven Wolf Senior Vice President, Strategy and Development of CMI; Senior Vice President, Strategy of CMG
2004	289,722	291,420	—	—	90,992
2003	282,042	236,283	—	852,920	113,985
2002	258,803	143,465	—	63,408	412,430

Keith E. Clark Vice President and General Manager, General Trade of CMI and CMG
2004	218,151	162,195	—	—	49,301
2003	207,763	111,054	—	824,733	88,995
2002	199,190	93,234	—	8,150	325,054

David J. Goadby(4) Vice President and Managing Director, Salt Union Ltd. of CMI and Vice President of CMG
2004	218,738	146,943	—	—	71,249
2003	192,492	69,859	—	—	46,199
2002	168,774	47,095	—	—	219,886

Rodney L. Underdown Chief Financial Officer and Vice President of CMI and CMG
2004	188,921	116,838	—	—	36,383
2003	165,129	76,751	—	380,004	48,144
2002	150,000	48,960	—	—	211,294

(1)	Bonuses were paid pursuant to the Compass Minerals Group Incentive Compensation Program. Under this program, bonus amounts were calculated on an annual basis according to business and individual performance.
(2)	Represents the number of shares of our common stock underlying options (as adjusted to reflect changes in our capital structure following the date of grant).
(3)	Consists of sale and retention bonuses related to the change in ownership subsequent to the Recapitalization, certain moving expenses incurred by Mr. Ducey considered by the U.S. Internal Revenue Service to be compensation and other employer contributions to our tax-qualified and non-tax- qualified defined contribution and defined benefit retirement plans.
(4)	Mr. Goadby’s compensation is paid in British pounds sterling, which has been converted to U.S. dollars at a rate of £0.5231, £0.5814 and £0.6427 per $1.00 for the years ended December 31, 2004, 2003 and 2002, respectively.
(5)	In September of 2003, the deferred compensation plan was terminated resulting in distribution of all of its holdings to its participants. See Item 11, “Executive Compensation — Deferred Compensation Plan.”

Option Grants in 2004

There were no grants of options to acquire shares of our common stock made to the named executive officers during 2004.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Aggregate Option Exercises in 2004 and Fiscal Year-end Option Values

The following table contains the aggregate number of shares of common stock underlying stock options exercised in 2004 and the number of shares of common stock underlying stock options held by each named executive officer as of December 31, 2004.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-Money
	Number of		Options/SARs at December 31,		Options/SARs at December 31, 2004
	Shares		2004		($)(1)
	Acquired on	Value Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael E. Ducey	93,000	1,634,475	312,576	67,597	7,573,716	1,637,875
Steven Wolf	12,500	187,625	153,222	27,621	3,712,569	669,257
Keith E. Clark	33,500	613,712	126,555	26,676	3,066,428	646,359
David J. Goadby	20,000	302,600	85,364	17,563	2,068,370	425,551
Rodney L. Underdown	11,285	245,167	62,372	12,277	1,511,274	297,472

(1)	Calculated by multiplying the difference between the fair market value of the shares of common stock underlying the options as of December 31, 2004 ($24.23 per share) and the exercise price of the options by the number of shares of common stock underlying the options.

2001 Option Plan

Our employees, consultants and directors (and employees, consultants and directors of our subsidiaries) are eligible to receive options under our 2001 Stock Option Plan. The option plan will be administered by a committee of two or more members of our board of directors, each of whom is both a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and an “outside director” for purposes of Section 162(m) of the Code. Notwithstanding the foregoing, our full board of directors will administer the option plan with respect to options granted to members of our board of directors who are not also our employees.
     Options granted under the option plan may be non-qualified stock options or incentive stock options. The maximum number of shares of common stock that are issuable under the option plan is 2,783,283 (as adjusted to reflect changes in our capital structure and as may be further adjusted for future changes in our capital structure and other corporate transactions, such as stock dividends, stock splits, mergers and reorganizations). Furthermore, following the first meeting of our stockholders to occur after the close of the third calendar year following the calendar year in which our common stock is first registered under the Exchange Act (or such earlier date as required by Section 162(m) of the Code or the regulations issued thereunder), the maximum number of shares of common stock that may be subject to options granted to any individual in any calendar year may not exceed 1,000,000.
     Following the consummation of the Recapitalization, we granted non-qualified options to purchase common stock to certain management employees, including the named executive officers. The per share exercise price of each option granted immediately following the Recapitalization was $1.40 (as adjusted to reflect changes in our capital structure following the date of grant), which was equal to the Recapitalization consideration per share of common stock (as adjusted to reflect changes in our capital structure following the date of grant). During the period following the Recapitalization and prior to the IPO, we granted options under the option plan to designated newly-hired and other employees. The exercise price per share of these options is equal to an estimate of the fair market value per share of our common stock as of the date of the grant. We have also granted options under the option plan subsequent to the IPO. The exercise price per share of these options is equal to the closing market price on the day of grant.
     Options granted to directors become vested immediately. Options granted to officers and employees shall generally become vested and exercisable as follows:

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

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

investor rights agreement. We filed a registration statement on Form S-8 under the Securities Act to register the issuance of those shares issuable or reserved for issuance under our 2001 Stock Option Plan.

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
Deferred Compensation Plan
In connection with the consummation of the Recapitalization, we adopted the Salt Holdings Corporation Senior Executives’ Deferred Compensation Plan. The deferred compensation plan is not a tax qualified retirement plan. The deferred compensation plan is intended to allow certain highly-compensated employees to elect in advance to defer certain retention bonuses or other compensation and to allow such employees to transfer liabilities from certain Mosaic deferred compensation plans to our deferred compensation plan. Any amounts deferred into the deferred compensation plan represent a conditional right to receive our capital stock as described below. Amounts deferred under the deferred compensation plan are represented by bookkeeping accounts established and maintained by the administrator on behalf of the participants. Each such account is deemed to be invested in shares of our capital stock. Distributions shall generally be made to a participant under the deferred compensation plan in one lump sum in the form of our capital stock upon the participant’s termination of employment or upon Apollo “exit events.” In connection with the establishment of the deferred compensation plan, we have established a “rabbi trust,” which has been funded with shares of our capital stock. All assets contained in the rabbi trust will be subject to the claims of creditors in the event of bankruptcy or insolvency.
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

Steven Wolf. CMI entered into an employment agreement, dated January 12, 2005, with Mr. Wolf pursuant to which he agreed to serve as Senior Vice President, Strategy and Development effective January 1, 2005. The employment agreement provides for Mr. Wolf’s employment through December 31, 2005, unless the term is shortened or extended by mutual agreement. Under the Employment Agreement, Mr. Wolf will be paid a base salary and is eligible for incentive bonuses based upon the Company meeting or exceeding financial objectives. Mr. Wolf is subject to the certain terms of a non-competition, non-solicitation and confidentiality agreement executed as part of the employment agreement at any time he is employed by the Company and for 24 months thereafter. In the event that Mr. Wolf’s employment is terminated without cause or he resigns for good reason (as each term is referenced in the employment agreement) or if the Employment Agreement is not extended by mutual agreement, he will receive his base pay until the earlier of the second anniversary of his termination date or the day he violates the employment agreement or the non-competition, non-solicitation and confidentiality agreement.

Other Named Executive Officers. We have not entered into employment agreements with any of our executive officers, except for the agreements entered into by our subsidiaries with Messrs. Ducey, Goadby and Wolf. Accordingly, each of our executive officers is currently an “at will” employee.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report on Form 10-K with respect to (i) each person that is a beneficial owner of more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group:

	Number of
	Shares of
	Common Stock
Name and Address of	Beneficially	Percent of
Beneficial Owner	Owned(1)	Class

American Express Financial Corporation(2)	1,726,920	5.5%
Chilton Investment Company, Inc.(3)	3,688,672	11.8%
Citigroup Global Markets Holdings Inc.(4)	1,718,711	5.5%
Neuberger Berman, Inc.(5)	3,805,400	12.1%
Michael E. Ducey(6)	562,086	1.8%
Ronald Bryan(6)	9,263	*
Keith E. Clark(6)	236,290	*
John Fallis(6)	101,024	*
David J. Goadby(6)	123,030	*
Rodney L. Underdown(6)	115,301	*
Steven Wolf(6)	267,446	*
Bradley J. Bell(7)	37,367	*
David J. D’Antoni(7)	—	*
Richard S. Grant(8)	37,367	*
Joshua J. Harris(7)	53,669	*
Douglas A. Pertz(8)	53,669	*
Perry W. Premdas(7)	500	*
Heinn F. Tomfohrde, III(9)	77,155	*
All directors and officers as a group	1,674,167	5.3%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	For purposes of this table, information as to the percentage of shares beneficially owned is calculated based on 31,341,473 shares of common stock outstanding as of the date of this annual report on Form 10-K. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.
(2)	Represents the number amount of shares beneficially owned as of December 31, 2004, as reported on Schedule 13G filed with the SEC on February 1, 2005. The address of American Express Financial Corporation is 200 AXP Financial Center, Minneapolis, MN 55474.
(3)	Represents the number amount of shares beneficially owned as of December 31, 2004, as reported on Schedule 13G filed with the SEC on February 14, 2005. The address of Chilton Investment Company, Inc. is 1266 East Main Street, 7th Floor, Stamford, Connecticut 06902.
(4)	Represents the number amount of shares beneficially owned as of December 31, 2004, as reported on Schedule 13G filed with the SEC on February 8, 2005. The address of Citigroup Global Markets Holdings Inc. is 388 Greenwich Street, New York, New York 10013.
(5)	Represents the number amount of shares beneficially owned as of July 30, 2004, as reported on Schedule 13G filed with the SEC on August 5, 2004. The address of Neuberger Berman, Inc. is 605 Third Ave., New York, New York 10158-3698.
(6)	Includes options that are currently exercisable or will become exercisable in the next 60 days. Does not include options to purchase 67,597, 3,236, 26,676, 134,734, 17,563, 12,277, and 27,621 shares of our common stock that we have granted to Messrs. M. Ducey, R. Bryan, K. Clark, J. Fallis, D. Goadby, R. Underdown and S. Wolf, respectively. These options are subject to time vesting conditions and are not currently exercisable (and will not become exercisable within the next 60 days). See Item 11, “Executive Compensation — 2001 Option Plan.” The address of each of Messrs. M. Ducey, R. Bryan, K. Clark, J. Fallis, D. Goadby, R. Underdown and S. Wolf is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.
(7)	The address of each of Messrs. B. Bell, D. D’Antoni, J. Harris and P. Premdas is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.
(8)	Represents options to purchase 37,367 shares of our common stock that we have granted to Mr. R. Grant and 53,669 shares of our common stock that we have granted to Mr. D. Pertz. The address of each of Messrs. R. Grant and D. Pertz is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.
(9)	Includes deferred stock units that are or will be issuable in the form of common stock in the next 60 days. See Directors Deferred Compensation Plan. The address of Mr. H. Tomfohrde is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Consulting Agreement

In connection with the Recapitalization, we entered into a management consulting agreement with Apollo. The agreement allows us and any of our affiliates to avail itself of Apollo’s expertise in areas such as financial transactions, acquisitions and other matters that relate to our business, administration and policies. Following the Recapitalization, Apollo received annual fees for its management services and advice. In connection with the IPO, we amended the management consulting agreement whereby Apollo had the right to terminate the amended management consulting agreement at any time upon prior written notice to the Company. Apollo elected to terminate the amended management consulting agreement in November 2004 resulting in a final payment of approximately $4.5 million in that same month.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the services provided to CMI and CMG by PricewaterhouseCoopers LLP, independent registered public accounting firm, for the years ended December 31, 2004 and 2003 are as follows (in millions):

	2004	2003

Audit fees(a)	$1.6	$0.8
Audit related fees(b)	—	0.1
Tax fees(c)	0.5	1.0
All other fees	—	—

	$2.1	$1.9

(a)	Relates to services for the annual financial statement audits included in our Form 10-K for CMI and CMG, quarterly reviews for the financial statements included in our Form 10-Q’s, other financial statement audits that were required by SEC rules, reviews of registration statements and other SEC filings, and procedures performed for comfort letters issued to underwriters in connection with capital market transactions. Also includes fees for services rendered in relation to the restatement of the Company’s financial statements in 2004.
(b)	Relates to due diligence services for mergers and acquisitions, audits of pension and retirement plans, and consultation services concerning financial accounting and reporting standards.
(c)	Relates to services for reviews of certain tax filings, as well as research and advice on tax planning matters.

    The audit committee’s policy is to pre-approve all audit and permissible audit-related services provided by the independent auditors. The audit committee will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related services, for the upcoming or current fiscal year. All non-audit services are approved by the audit committee in advance on a case-by-case basis. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to the audit committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals Group, Inc.

December 31, 2004, 2003 and 2002

				Balance
	Balance at	Additions		at the
Description	the Beginning	Charged to		End of
(in millions)	of the Year	Expense	Deductions(1)	the Year

Deducted from Receivables — Allowance for Doubtful Accounts
2004	$2.1	$1.4	$(1.2)	$2.3
2003	1.6	1.1	(0.6)	2.1
2002	2.0	0.0	(0.4)	1.6
Deducted from Deferred Income Taxes — Valuation Allowance
2004	$12.7	$—	$(10.1)	$2.6
2003	16.9	—	(4.2)	12.7
2002	31.5	—	(14.6)	16.9

(1)	Deduction for purposes for which reserve was created.

(b) Exhibits

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.2 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
3.1	Amended and Restated Certificate of Incorporation of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).
3.2	Amended and Restated By-laws of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.2 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).
10.1	Indenture, dated December 20, 2002, between Salt Holdings Corporation, as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.2	Form of Initial Note (included as Exhibit A to Exhibit 10.1).
10.3	Form of Exchange Note (included as Exhibit B to Exhibit 10.1).
10.4	First Supplemental Indenture to the Indenture governing the 12 3/4% Senior Discount Notes Due 2012 of Salt Holdings Corporation, dated May 21, 2003, between Salt Holdings Corporation and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.5 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.5	Indenture, dated May 22, 2003, governing the 12% Senior Subordinated Discount Notes Due 2013 of Salt Holdings Corporation, between Salt Holdings Corporation, as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.6	Form of 12% Senior Subordinated Discount Note (included as Exhibit A to Exhibit 10.5).
10.7	Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.8	Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement, dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.2 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.9	Royalty Agreement, dated September 1, 1962, between IMC Kalium Ogden Corp. and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.10	Amended and Restated Credit Agreement, dated April 10, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint-bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent (incorporated herein by reference to Exhibit 10.4 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.11	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 19, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent (incorporated herein by reference to Exhibit 10.5 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.12	Amendment No. 2 to the Amended and Restated Credit Agreement, dated May 5, 2003, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.6 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

Exhibit
No.	Description of Exhibit

10.13	Amendment No. 3 to the Amended and Restated Credit Agreement, dated May 21, 2003, among Salt HoldingsCorporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.7 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.14	Amendment No. 4 to the Amended and Restated Credit Agreement and Waiver, dated November 17, 2003, among Compass Minerals International, Inc., Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.8 to Compass Minerals’ Registration Statement on Form S-1, File No. 333-110250).
10.15	U.S. Collateral and Guaranty Agreement, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc., Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company and JPMorgan Chase Bank, as collateral agent (incorporated herein by reference to Exhibit 10.8 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.16	U.S. Collateral Assignment, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc. and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 10.9 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.17	Foreign Guaranty, dated November 28, 2001, among Sifto Canada Inc., Salt Union Limited, IMC Global (Europe) Limited, IMC Global (UK) Limited, London Salt Limited, Direct Salt Supplies Limited, J.T. Lunt & Co. (Nantwich) Limited, and JPMorgan Chase Bank, as collateral agent (incorporated herein by reference to Exhibit 10.10 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.18	Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).
10.19	Service Agreement, dated September 1, 1997, between Salt Union Limited and David J. Goadby (incorporated herein by reference to Exhibit 10.13 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.20	Master Assignment Agreement, dated April 10, 2002, among Compass Minerals Group, Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the Existing Lenders (as defined in the Master Assignment Agreement) (incorporated herein by reference to Exhibit 10.17 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.21	Employment Agreement, dated March 12, 2002, between Compass Minerals Group, Inc. and Michael E. Ducey (incorporated herein by reference to Exhibit 10.18 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).
10.22	Rights Plan, dated as of December 11, 2003, between Compass Minerals International, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).
10.23	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 10.19).
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
14	Compass Minerals International, Inc. Code of Ethics.
21.1	Subsidiaries of the Registrant.
31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith.

COMPASS MINERALS GROUP, INC.	2004 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS GROUP, INC.

/s/ MICHAEL E. DUCEY

Michael E. Ducey
President and Chief Executive Officer

Date: March 15, 2005

/s/ RODNEY L. UNDERDOWN

Rodney L. Underdown
Chief Financial Officer and Vice President

Date: March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals Group, Inc. and in the capacities indicated on March 15, 2005.

Signature	Capacity

/s/ MICHAEL E. DUCEY Michael E. Ducey	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RODNEY L. UNDERDOWN Rodney L. Underdown	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

/s/ JOSHUA J. HARRIS Joshua J. Harris	Director