Form 10-Q
period 2005-06-30
COMPASS MINERALS GROUP INC
filed 2005-08-05
CIK 1160726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
          The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 28, 2005 was 1,000 shares.

COMPASS MINERALS GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
COMPASS MINERALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55.5	$9.7
Receivables, less allowance for doubtful accounts of $2.5 million in 2005 and $2.3 million in 2004	59.3	143.0
Inventories	91.1	96.3
Deferred income taxes, net	11.5	11.5
Other	5.3	3.3

Total current assets	222.7	263.8
Property, plant and equipment, net	387.5	402.9
Intangible assets, net	23.1	23.6
Other	25.3	25.1

Total assets	$658.6	$715.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0.2	$0.4
Accounts payable	53.2	79.4
Accrued expenses	10.2	14.8
Accrued salaries and wages	14.9	19.3
Income taxes payable	8.3	14.4
Accrued interest	12.4	12.4

Total current liabilities	99.2	140.7
Long-term debt, net of current portion	344.9	376.0
Deferred income taxes, net	57.1	56.0
Other noncurrent liabilities	47.2	48.6
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common Stock:
$0.01 par value, authorized shares — 1,000 shares authorized, issued and outstanding	—	—
Additional paid in capital	359.9	354.7
Accumulated deficit	(227.1)	(258.1)
Advances to parent	(57.6)	(40.8)
Accumulated other comprehensive income	35.0	38.3

Total stockholder’s equity	110.2	94.1

Total liabilities and stockholder’s equity	$658.6	$715.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
Sales	$110.4	$96.9	$377.8	$347.4
Cost of sales — shipping and handling	28.2	22.7	114.1	97.1
Cost of sales — products	60.7	54.1	168.9	158.2

Gross profit	21.5	20.1	94.8	92.1
Selling, general and administrative expenses	12.7	12.4	28.7	26.4

Operating earnings	8.8	7.7	66.1	65.7
Other (income) expense:
Interest expense	9.4	9.2	18.5	18.7
Other, net	0.8	0.2	1.0	0.7

Earnings (loss) before income taxes	(1.4)	(1.7)	46.6	46.3
Income tax expense (benefit)	(5.3)	(0.6)	15.6	13.7

Net earnings (loss)	$3.9	$(1.1)	$31.0	$32.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
For the six months ended June 30, 2005
(In millions)

					Accumulated
		Additional			Other
	Common	Paid In	Accumulated	Advances to	Comprehensive
	Stock	Capital	Deficit	Parent	Income	Total

	(Unaudited)
Balance, December 31, 2004	$—	$354.7	$(258.1)	$(40.8)	$38.3	$94.1
Advances to parent				(16.8)		(16.8)
Stock options exercised		5.2				5.2
Comprehensive income:
Net earnings			31.0			31.0
Unrealized gain on cash flow hedges, net of tax					1.0	1.0
Cumulative translation adjustments					(4.3)	(4.3)

Comprehensive income						27.7

Balance, June 30, 2005	$—	$359.9	$(227.1)	$(57.6)	$35.0	$110.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net earnings	$31.0	$32.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	21.5	20.3
Finance fee amortization	0.8	0.8
Tax benefit from exercise of stock options	5.2	—
Deferred income taxes	4.5	4.2
(Gain) loss on disposal of property, plant & equipment	(0.5)	0.1
Other	0.1	—
Changes in operating assets and liabilities:
Receivables	82.2	62.4
Inventories	4.2	13.6
Other assets	(0.6)	0.8
Accounts payable and accrued expenses	(43.3)	(26.5)
Other noncurrent liabilities	(1.2)	1.3

Net cash provided by operating activities	103.9	109.6

Cash flows from investing activities:
Capital expenditures	(9.8)	(8.6)
Other	(0.3)	0.2

Net cash used in investing activities	(10.1)	(8.4)

Cash flows from financing activities:
Principal payments on long-term debt	(20.2)	(20.4)
Revolver activity	(11.0)	(14.0)
Advances to parent	(16.8)	(13.8)

Net cash used in financing activities	(48.0)	(48.2)

Effect of exchange rate changes on cash and cash equivalents	—	(0.7)

Net increase in cash and cash equivalents	45.8	52.3
Cash and cash equivalents, beginning of period	9.7	2.6

Cash and cash equivalents, end of period	$55.5	$54.9

Supplemental cash flow information:
Interest paid	$17.5	$18.0
Income taxes paid, net of refunds	16.6	4.2
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
      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.
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
      The Company experiences a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season. Due to the seasonal nature of the highway deicing product lines, operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2.	Summary of Significant Accounting Policies:
      a. Stock Options: The Company’s parent, CMI, has a stock option plan (see Note 2 to the consolidated financial statements and related footnotes thereto included in CMG’s Form 10-K filed with the SEC on March 16, 2005) in which a number of CMG employees participate. CMG records its share of stock compensation expense and related tax benefit, as applicable, based on the pro rata allocation of annual time spent by each participant as a CMG employee. The Company recorded less than $0.1 million of stock compensation expense during the second quarter and $0.1 million of stock compensation expense during the six-month period of 2005. The Company recorded tax benefits during the three-month and six-month periods of 2005 of $0.4 million and $5.2 million, respectively, from the exercise of stock options, which were recorded as additional paid in capital.
      b. Recent Accounting Pronouncements: In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” that is effective for the Company beginning in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company will determine the impact, if any, that the adoption of SFAS No. 151 will have on its results of operations, cash flows or financial position prior to adoption.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “AJCA”),” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision and expects to complete this evaluation during the last half of 2005.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123, and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for calendar year companies. The Company currently expects to adopt SFAS 123(R) in the first quarter of 2006 although early adoption is allowed. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s consolidated statements of operations or cash flows.
      In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).
      In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company will determine the impact that the adoption of FIN 47 will have on its results of operations, cash flows or financial position during 2005.

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories:
      Inventories consist of the following (in millions):

	June 30,	December 31,
	2005	2004

Finished goods	$77.8	$83.4
Raw materials and supplies	13.3	12.9

	$91.1	$96.3

4.	Property, Plant and Equipment, Net:
      Property, plant and equipment consists of the following (in millions):

	June 30,	December 31,
	2005	2004

Land and buildings	$142.8	$143.6
Machinery and equipment	430.0	436.8
Furniture and fixtures	11.4	11.5
Mineral interests	178.8	180.1
Construction in progress	11.2	5.0

	774.2	777.0
Less accumulated depreciation and depletion	(386.7)	(374.1)

	$387.5	$402.9

5.	Intangible Assets, Net:
      Intangible assets consist of rights to produce SOP and a customer list acquired in connection with the purchase of an SOP marketing business. The accumulated amortization of intangible assets at June 30, 2005 and December 31, 2004 was $1.7 million and $1.2 million, respectively. Amortization expense during the three months ended June 30, 2005 and 2004 was $0.3 million and $0.3 million, and during the six months ended June 30, 2005 and 2004 was $0.5 million and $0.6 million, respectively. Amortization expense for fiscal 2005 through fiscal 2009 is estimated to be approximately $1.1 million, annually.

6.	Income Taxes:
      During the second quarter of 2005, the Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities. The event resulted in a change in certain tax estimates by management. Accordingly, in the second quarter of 2005, the Company reversed previously recorded income tax reserves of $5.9 million, partially offset by other income tax adjustments of $1.1 million, related to matters previously determined to have an uncertain outcome.
      In the first quarter of 2005 the Company repatriated funds from its U.K. subsidiary, through a one-time repayment of a portion of a pound-sterling-denominated loan to CMG. The repayment resulted in a foreign exchange gain for tax purposes only, which is taxable in the U.S. and for which the Company recorded a $5.4 million charge to income tax expense. The unrealized foreign exchange gain was recorded in stockholder’s equity in previous periods and does not appear in the consolidated statements of operations.

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) for the three months ended June 30, 2005 and 2004 was $(5.3) million and $(0.6) million, respectively, and for the six months ended June 30, 2005 and 2004 was $15.6 million and $13.7 million, respectively. In addition to the specific tax items discussed above, the Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes and changes in the expected utilization of previously reserved net operating loss carryforwards (“NOLs”).
      At June 30, 2005, we had approximately $31.8 million of NOLs that expire between 2010 and 2022. The company records valuation allowances for portions of its deferred tax asset relating to NOLs that it does not believe will, more likely than not, be realized. As of June 30, 2005 and December 31, 2004, the Company’s valuation allowance was zero and $2.6 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

7.	Long-term Debt:
      Third-party long-term debt consists of the following (in millions):

	June 30,	December 31,
	2005	2004

Senior Subordinated Notes	$325.0	$325.0
Term Loan	17.6	37.7
Revolving Credit Facility	—	11.0

	342.6	373.7
Premium on Senior Subordinated Notes, net	2.5	2.7
Less: current portion	(0.2)	(0.4)

	$344.9	$376.0

8.	Pension Plans:
      The components of net periodic benefit cost for the three-month and six-month periods ended June 30, 2005 and 2004 are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Service cost for benefits earned during the year	$0.4	$0.3	$0.7	$0.6
Interest cost on projected benefit obligation	0.9	0.8	1.8	1.6
Return on plan assets	(0.9)	(0.7)	(1.8)	(1.4)
Net amortization and deferral	0.2	0.1	0.4	0.3

Net pension expense	$0.6	$0.5	$1.1	$1.1

      Employer contributions during the six months ended June 30, 2005 were approximately $0.9 million.

9.	Commitments and Contingencies:
      The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) reportedly has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP has directed the Company to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. The Company has developed a plan which has been approved by DATCP to investigate soils and groundwater at the Kenosha site. Depending on the results of the investigation, remedial efforts may be necessary. Although little is currently known about the possible source of such contamination, or who should be responsible for it, the Company expects DATCP will again look to the Company to undertake those efforts. If required, the Company intends to conduct all phases of the investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which will provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with the Company’s site operations. The Company expects to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site.
      The Company does not believe that these actions will result in a material adverse financial effect on the Company. Furthermore, while any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Parent Company Obligations
      Advances to CMG’s parent company and sole shareholder, CMI, in the amount of $57.6 million and $40.8 million at June 30, 2005 and December 31, 2004, respectively, are presented as a deduction from stockholder’s equity. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. The advances to parent are non-interest bearing.
      As of June 30, 2005, CMI had recorded approximately $91.3 million and $128.1 million for its senior discount notes and subordinated discount notes, respectively. The senior discount notes and subordinated discount notes are not a part of CMG’s consolidated financial statements. However, CMG’s operations are currently the main source of cash that is expected to service the senior discount notes, subordinated discount notes and any future dividends on CMI common stock.

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Operating Segments:
      Segment information is as follows (in millions):

	Three Months Ended June 30, 2005

	Salt	Potash	Other(a)	Total

Sales to external customers	$83.1	$27.3	$—	$110.4
Intersegment sales	—	2.8	(2.8)	—
Cost of sales — shipping and handling costs	24.2	4.0	—	28.2
Operating earnings (loss)	4.8	9.0	(5.0)	8.8
Depreciation, depletion and amortization	8.2	2.1	—	10.3
Total assets	496.6	133.6	28.4	658.6

	Three Months Ended June 30, 2004

	Salt	Potash	Other(a)	Total

Sales to external customers	$74.3	$22.6	$—	$96.9
Intersegment sales	—	2.5	(2.5)	—
Cost of sales — shipping and handling costs	19.2	3.5	—	22.7
Operating earnings (loss)	6.3	6.2	(4.8)	7.7
Depreciation, depletion and amortization	7.8	2.0	—	9.8
Total assets	492.8	133.0	14.4	640.2

	Six Months Ended June 30, 2005

	Salt	Potash	Other(a)	Total

Sales to external customers	$325.7	$52.1	$—	$377.8
Intersegment sales	—	4.8	(4.8)	—
Cost of sales — shipping and handling costs	106.1	8.0	—	114.1
Operating earnings (loss)	63.3	14.1	(11.3)	66.1
Depreciation, depletion and amortization	17.2	4.3	—	21.5

	Six Months Ended June 30, 2004

	Salt	Potash	Other(a)	Total

Sales to external customers	$303.0	$44.4	$—	$347.4
Intersegment sales	—	4.8	(4.8)	—
Cost of sales — shipping and handling costs	89.9	7.2	—	97.1
Operating earnings (loss)	66.5	9.2	(10.0)	65.7
Depreciation, depletion and amortization	16.3	4.0	—	20.3

(a)	“Other” includes corporate entities and eliminations.

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Comprehensive Income (Loss):
      The Company’s comprehensive income is comprised of net earnings (loss), the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income (loss) are (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net earnings (loss)	$3.9	$(1.1)	$31.0	$32.6
Unrealized gain (loss) on cash flow hedges, net of tax	(1.1)	0.3	1.0	0.6
Cumulative translation adjustments	(3.0)	(2.8)	(4.3)	(1.3)

Comprehensive income (loss)	$(0.2)	$(3.6)	$27.7	$31.9

      The following table provides additional detail related to amounts recorded in Other Comprehensive Income during the six-month period ended June 30, 2005 (in millions):

		Unrealized		Accumulated
	Unfunded	Gains on	Foreign	Other
	Pension	Cash Flow	Currency	Comprehensive
	Losses	Hedges	Adjustments	Income

Balance at December 31, 2004	$(6.4)	$0.9	$43.8	$38.3
2005 changes	—	1.0	(4.3)	(3.3)

Balance at June 30, 2005	$(6.4)	$1.9	$39.5	$35.0

      The following table shows the pre-tax and after-tax amounts of other comprehensive income during the six months ended June 30, 2005 (in millions):

	Before
	Tax	Tax	Net-of-Tax
	Amount	Expense	Amount

Unrealized gains on cash flow hedges	$1.6	$(0.6)	$1.0
Foreign currency translation adjustment	(4.3)	—	(4.3)

Other comprehensive income	$(2.7)	$(0.6)	$(3.3)

12.	Guarantor/Non-guarantor Condensed Consolidated Statements:
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

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
June 30, 2005
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$25.1	$30.4	$—	$—	$55.5
Receivables, net	38.9	20.4	—	—	59.3
Inventories	65.5	25.6	—	—	91.1
Deferred tax asset	—	—	11.5	—	11.5
Other current assets	1.4	0.9	3.0	—	5.3
Property, plant and equipment, net	208.1	179.4	—	—	387.5
Intangible assets, net	23.1	—	—	—	23.1
Investment in subsidiaries	—	—	592.5	(592.5)	—
Other	9.3	6.0	10.0	—	25.3

Total assets	$371.4	$262.7	$617.0	$(592.5)	$658.6

Current portion of long-term debt	$—	$—	$0.2	$—	$0.2
Other current liabilities	54.5	34.6	9.9	—	99.0

Total current liabilities	54.5	34.6	10.1	—	99.2
Long-term debt, net of current portion	—	—	344.9	—	344.9
Due to (from) affiliates	(239.6)	88.3	151.3	—	—
Other noncurrent liabilities	71.7	32.1	0.5	—	104.3
Total stockholder’s equity	484.8	107.7	110.2	(592.5)	110.2

Total liabilities and common stockholder’s equity	$371.4	$262.7	$617.0	$(592.5)	$658.6

CONDENSED CONSOLIDATING BALANCE SHEETS (unaudited)
December 31, 2004
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Cash and cash equivalents	$1.4	$8.3	$—	$—	$9.7
Receivables, net	81.4	61.6	—	—	143.0
Inventories	65.6	30.7	—	—	96.3
Deferred tax asset	—	—	11.5	—	11.5
Other current assets	2.0	1.3	—	—	3.3
Property, plant and equipment, net	211.8	191.1	—	—	402.9
Intangible assets, net	23.6	—	—	—	23.6
Investment in subsidiaries	—	—	560.0	(560.0)	—
Other	9.3	4.9	10.9	—	25.1

Total assets	$395.1	$297.9	$582.4	$(560.0)	$715.4

Current portion of long-term debt	$—	$—	$0.4	$—	$0.4
Other current liabilities	83.1	49.8	7.4	—	140.3

Total current liabilities	83.1	49.8	7.8	—	140.7
Long-term debt, net of current portion	—	—	376.0	—	376.0
Due to (from) affiliates	(197.8)	93.6	104.2	—	—
Other noncurrent liabilities	70.9	33.4	0.3	—	104.6
Total stockholder’s equity	438.9	121.1	94.1	(560.0)	94.1

Total liabilities and common stockholder’s equity	$395.1	$297.9	$582.4	$(560.0)	$715.4

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended June 30, 2005
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Sales	$69.2	$41.2	$—	$—	$110.4
Cost of sales — shipping and handling	20.7	7.5	—	—	28.2
Cost of sales — products	32.3	28.4	—	—	60.7

Gross profit	16.2	5.3	—	—	21.5
Selling, general and administrative expenses	7.0	5.7	—	—	12.7

Operating income (loss)	9.2	(0.4)	—	—	8.8
Interest expense	0.1	1.3	8.0	—	9.4
Other (income) expense	(0.2)	0.8	0.2	—	0.8
(Earnings) in equity of subsidiary	—	—	(9.9)	9.9	—

Earnings (loss) before income taxes	9.3	(2.5)	1.7	(9.9)	(1.4)
Income tax expense (benefit)	(2.3)	(0.8)	(2.2)	—	(5.3)

Net earnings (loss)	$11.6	$(1.7)	$3.9	$(9.9)	$3.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended June 30, 2004
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Sales	$60.1	$36.8	$—	$—	$96.9
Cost of sales — shipping and handling	16.3	6.4	—	—	22.7
Cost of sales — products	30.7	23.4	—	—	54.1

Gross profit	13.1	7.0	—	—	20.1
Selling, general and administrative expenses	6.8	5.6	—	—	12.4

Operating income	6.3	1.4	—	—	7.7
Interest expense	—	2.2	7.0	—	9.2
Other (income) expense	0.1	0.1	—	—	0.2
(Earnings) in equity of subsidiary	—	—	(3.6)	3.6	—

Earnings (loss) before income taxes	6.2	(0.9)	(3.4)	(3.6)	(1.7)
Income tax expense (benefit)	2.1	(0.4)	(2.3)	—	(0.6)

Net earnings	$4.1	$(0.5)	$(1.1)	$(3.6)	$(1.1)

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Six Months Ended June 30, 2005
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Sales	$233.4	$144.4	$—	$—	$377.8
Cost of sales — shipping and handling	79.5	34.6	—	—	114.1
Cost of sales — products	98.7	70.2	—	—	168.9

Gross profit	55.2	39.6	—	—	94.8
Selling, general and administrative expenses	15.9	12.5	0.3	—	28.7

Operating income (loss)	39.3	27.1	(0.3)	—	66.1
Interest expense	0.2	3.1	15.2	—	18.5
Other (income) expense	(0.3)	1.9	(0.6)	—	1.0
(Earnings) in equity of subsidiary	—	—	(47.0)	47.0	—

Earnings (loss) before income taxes	39.4	22.1	32.1	(47.0)	46.6
Income tax expense (benefit)	6.7	7.8	1.1	—	15.6

Net earnings (loss)	$32.7	$14.3	$31.0	$(47.0)	$31.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (unaudited)
For the Six Months Ended June 30, 2004
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Sales	$217.0	$130.4	$—	$—	$347.4
Cost of sales — shipping and handling	66.8	30.3	—	—	97.1
Cost of sales — products	95.8	62.4	—	—	158.2

Gross profit	54.4	37.7	—	—	92.1
Selling, general and administrative expenses	15.0	11.4	—	—	26.4

Operating income	39.4	26.3	—	—	65.7
Interest expense	0.1	4.4	14.2	—	18.7
Other (income) expense	0.2	0.5	—	—	0.7
(Earnings) in equity of subsidiary	—	—	(37.8)	37.8	—

Earnings (loss) before income taxes	39.1	21.4	23.6	(37.8)	46.3
Income tax expense (benefit)	15.6	7.1	(9.0)	—	13.7

Net earnings	$23.5	$14.3	$32.6	$(37.8)	$32.6

COMPASS MINERALS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended June 30, 2005
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$71.6	$46.1	$(13.8)	$—	$103.9
Cash flows from investing activities:
Capital expenditures	(5.1)	(4.7)	—	—	(9.8)
Other	(1.1)	0.8	—	—	(0.3)

Net cash used in investing activities	(6.2)	(3.9)	—	—	(10.1)
Cash flows from financing activities:
Principal payments on other long-term debt, including capital leases	—	—	(20.2)	—	(20.2)
Revolver activity	—	—	(11.0)	—	(11.0)
Payments (to) from Affiliates, net	(41.7)	(22.0)	46.9	—	(16.8)

Net cash provided by (used in) financing activities	(41.7)	(22.0)	15.7	—	(48.0)
Effect of exchange rate changes on cash and cash equivalents	—	1.9	(1.9)	—	—

Net increase in cash and cash equivalents	23.7	22.1	—	—	45.8
Cash and cash equivalents, beginning of period	1.4	8.3	—	—	9.7

Cash and cash equivalents, end of period	$25.1	$30.4	$—	$—	$55.5

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended June 30, 2004
(in millions)

	Guarantors	Non-guarantors	CMG	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$80.4	$42.6	$(13.4)	$—	$109.6
Cash flows from investing activities:
Capital expenditures	(4.1)	(4.5)	—	—	(8.6)
Other	—	0.2	—	—	0.2

Net cash used in investing activities	(4.1)	(4.3)	—	—	(8.4)
Cash flows from financing activities:
Principal payments on other long-term debt, including capital leases	—	—	(20.4)	—	(20.4)
Revolver activity	—	—	(14.0)	—	(14.0)
Payments (to) from Affiliates, net	(31.4)	(29.0)	46.6	—	(13.8)

Net cash provided by (used in) financing activities	(31.4)	(29.0)	12.2	—	(48.2)
Effect of exchange rate changes on cash and cash equivalents	—	(1.9)	1.2	—	(0.7)

Net increase in cash and cash equivalents	44.9	7.4	—	—	52.3
Cash and cash equivalents, beginning of period	0.3	2.3	—	—	2.6

Cash and cash equivalents, end of period	$45.2	$9.7	$—	$—	$54.9

13.	Subsequent Event:
      CMG’s operations are currently the main source of cash that is expected to service dividends on CMI common stock. On August 4, 2005 CMI’s board declared a quarterly cash dividend of $0.275 per share, totaling approximately $8.7 million, on its outstanding common stock. The dividend is payable on September 15, 2005 to stockholders of record as of the close of business on September 1, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      All statements, other than statements of historical fact contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
      Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission (the “SEC”) reports.
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
      Unless the context requires otherwise, references in this quarterly report to the “Company,” “Compass,” “Compass Minerals,” “CMG,” “management”, “we,” “us” and “our” refer to Compass Minerals Group, Inc. and its consolidated subsidiaries.
Critical Accounting Estimates
      Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2005, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. Except as disclosed in Note 6 to the consolidated financial statements, there have been no significant changes in our critical accounting estimates during the first six months of 2005.
Results of Operations
      The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in millions, except per ton data)
Sales	$110.4	$96.9	$377.8	$347.4
Cost of sales — shipping and handling	28.2	22.7	114.1	97.1
Cost of sales — products	60.7	54.1	168.9	158.2

Gross profit	21.5	20.1	94.8	92.1
Selling, general and administrative expenses	12.7	12.4	28.7	26.4

Operating earnings	8.8	7.7	66.1	65.7
Interest expense	9.4	9.2	18.5	18.7
Other (income) expense	0.8	0.2	1.0	0.7

Earnings (loss) before income taxes	(1.4)	(1.7)	46.6	46.3
Income tax expense (benefit)	(5.3)	(0.6)	15.6	13.7

Net earnings (loss)	$3.9	$(1.1)	$31.0	$32.6

Sales by Segment:
Salt	$83.1	$74.3	$325.7	$303.0
Specialty potash fertilizers	27.3	22.6	52.1	44.4

Total	$110.4	$96.9	$377.8	$347.4

Sales Volumes (in thousands of tons):
Highway deicing	963	846	5,824	5,525
General trade	660	630	1,425	1,415
Specialty potash	104	99	208	200
Average Sales Price (per ton):
Highway deicing	$23.30	$21.92	$32.47	$30.88
General trade	91.93	88.50	95.91	93.58
Specialty potash	260.89	228.41	250.13	219.64

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Sales
      Sales for the second quarter of 2005 of $110.4 million increased $13.5 million, or 14% compared to $96.9 million for the second quarter of 2004. Sales include revenues from the sale of our products, or “Product Sales,” as well as shipping and handling costs incurred to deliver salt and sulfate of potash (“SOP”) products to the customer. Such shipping and handling costs were $28.2 million during the second quarter of 2005, an increase of $5.5 million compared to the second quarter of 2004. The increase in shipping and handling-related costs for the second quarter of 2005 is due to the increased volume of products sold as compared to 2004, combined with higher shipping costs. The higher shipping costs are also reflective of higher fuel costs and increases in transportation rates.
      Product Sales for the second quarter of 2005 of $82.2 million increased $8.0 million, or 11% compared to $74.2 million for the same period in 2004. Salt Product Sales for the second quarter of 2005 of $58.9 million increased $3.8 million, or 7% compared to $55.1 million for the same period in 2004 due to increased sales volumes in our North American highway deicing and general trade product lines of approximately $1.9 million and $1.3 million, respectively, and increased average prices for those same product lines of approximately $0.3 million and $0.5 million, respectively. The increased sales volumes in our North American highway deicing product lines of approximately 130,000 tons was primarily due to advance shipments of highway deicing salt for the 2005/2006 winter season in North America. The increase in volumes in our North American general trade product line is primarily due to higher water conditioning and industrial sales volumes. The increase in average prices is primarily the combined result of price increases related to the 2004/2005 highway deicing season in North America and improved prices in the North American general trade business line related to previously announced price increases. Also affecting Product Sales was approximately $1.3 million of favorable impact from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. Partially offsetting these increases were lower pricing and volumes in our U.K. general trade product line of approximately $1.3 million.
      Specialty potash fertilizer Product Sales for the second quarter of 2005 of $23.3 million increased $4.2 million, or 21% compared to $19.1 million for the same period in 2004 primarily reflecting the impact of previously announced price increases and modest growth in sales volumes.

Gross Profit
      Gross profit for the second quarter of 2005 of $21.5 million increased $1.4 million, or 7% compared to $20.1 million for the same period in 2004. The increase in gross profit is primarily due to improved sales prices net of costs to distribute products ($3.9 million), increases in highway deicing and specialty potash fertilizer volumes ($0.6 million and $0.4 million, respectively), and changes in foreign exchange rates as described above ($0.3 million). Partially offsetting these improvements were lower margins in our general trade product lines due to a change in product mix of approximately $1.2 million and higher production costs of approximately $2.6 million related to increases in natural gas, maintenance and other production materials in excess of efficiencies gained through higher production volumes.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses for the second quarter of 2005 of $12.7 million increased $0.3 million, or 2% compared to $12.4 million for the same period in 2004. The increase primarily reflects higher costs related to changes in foreign exchange rates.

Interest Expense
      Interest expense for the second quarter of 2005 of $9.4 million increased $0.2 million compared to $9.2 million for the same period in 2004. This increase is primarily the result of higher average interest rates on the senior credit facility partially offset by lower average debt outstanding under the senior credit facility during the second quarter of 2005.

Other (Income) Expense, Net
      Other expense, net of $0.8 million for the three months ended June 30, 2005 increased $0.6 million compared to $0.2 million for the same period in 2004 primarily reflecting higher foreign currency exchange losses partially offset by increased interest income related to cash and cash equivalents.

Income Tax Expense (Benefit)
      Income tax benefit for the three months ended June 30, 2005 was $5.3 million compared to an income tax benefit of $0.6 million for the same period of 2004, an increased benefit of $4.7 million. As discussed in Note 6 to the consolidated financial statements, during the second quarter of 2005 we reversed previously recorded income tax reserves of $5.9 million, partially offset by other income tax adjustments of $1.1 million, related to matters previously determined to have an uncertain outcome upon clarification of such matters by the Internal Revenue Service (IRS) and Canada Revenue Agency.
      In addition to the specific tax items discussed above, the increased tax benefit reflects an increase in our effective tax rate primarily due to changes in the amount of permanent deductions. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, nondeductible interest expense, and changes in the expected utilization of previously reserved NOLs.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Sales
      Sales for the six months ended June 30, 2005 of $377.8 million increased $30.4 million, or 9% compared to $347.4 million for the six months ended June 30, 2004. Sales include revenues from the sale of our products, or “Product Sales,” as well as shipping and handling costs incurred to deliver salt and SOP products to the customer. Such shipping and handling costs were $114.1 million during six months of 2005, an increase of $17.0 million compared to $97.1 million for the same 2004 period. The increase in shipping and handling related costs for 2005 is due to the increased volume of products sold as compared to 2004, combined with higher shipping costs. The higher shipping costs are also reflective of higher fuel costs and increases in transportation rates.
      Product Sales for the six months ended June 30, 2005 of $263.7 million increased $13.4 million, or 5% compared to $250.3 million for the same period in 2004. Salt Product Sales for the six months of 2005 of $219.6 million increased $6.5 million, or 3% compared to $213.1 million for the same period in 2004, while sales of specialty potash fertilizer products of $44.1 million increased $6.9 million, or 19% compared to $37.2 million for the same period in 2004.
      Salt Product Sales for six months of 2005 increased compared to 2004 primarily reflecting increased average sales prices of approximately $1.8 million and a favorable impact of approximately $5.9 million from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound, partially offset by a net decrease due to a change in product mix of approximately $0.7 million. The increase in average prices is primarily the combined result of price increases related to the 2004/2005 winter season for the highway deicing product line in North America and improved prices in the North American general trade business line related to previously announced price increases. The net decrease due to product mix in our general trade product lines of approximately $3.8 million was partially offset by improved volumes from our highway deicing product lines of approximately $3.1 million. The general trade product lines primarily reflect lower consumer deicing sales in North America and the U.K. and a decrease in industrial sales volumes in the U.K., while the improved highway deicing volumes reflect higher sales for the 2004/2005 winter season compared to the prior year due to winter weather that was moderately more severe than normal and advance sales for the 2005/2006 winter season in North America.
      Specialty potash fertilizer Product Sales for the six months ended June 30, 2005 increased over the same period in 2004 primarily reflecting the impact of previously announced price increases and modest growth in sales volumes.

Gross Profit
      Gross profit for the six months ended June 30, 2005 of $94.8 million increased $2.7 million, or 3% compared to $92.1 million for the same period in 2004. The increase in gross profit is primarily due to improved sales prices net of costs to distribute products ($4.6 million), increases in highway deicing and specialty potash fertilizer volumes ($1.3 million and $0.4 million, respectively), and changes in foreign exchange rates as described above ($2.6 million). Partially offsetting these improvements were lower general trade margins due to changes in product mix ($4.8 million) and higher production costs ($1.4 million) related to increases in natural gas and other production materials in excess of efficiencies gained through higher production volumes.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses for the six months ended June 30, 2005 of $28.7 million increased $2.3 million, or 9% compared to $26.4 million for the same period in 2004. The increase primarily reflects additional compensation and benefit costs ($0.5 million), higher costs for professional services and compliance with the Sarbanes Oxley Act ($0.8 million) and higher costs in terms of U.S. dollars due to changes in foreign exchange rates ($0.8 million).

Interest Expense
      Interest expense for the six months ended June 30, 2005 of $18.5 million decreased $0.2 million compared to $18.7 million for the same period in 2004. This decrease is primarily the result of lower average debt outstanding under the senior credit facility during the 2005 six-month period partially offset by higher average interest rates.

Other (Income) Expense, Net
      Other expense, net of $1.0 million for the six months ended June 30, 2005,, increased $0.3 million compared to $0.7 million for the same period in 2004 primarily reflecting higher foreign currency exchange losses partially offset by increased interest income related to cash and cash equivalents.

Income Tax Expense (Benefit)
      In the first quarter of 2005, we repatriated funds from our U.K. subsidiary through a one-time repayment of a portion of a pound-sterling-denominated loan to the Company. The repayment resulted in a previously unrealized foreign exchange gain for tax purposes only, which is taxable in the U.S. and for which we recorded a $5.4 million charge to income tax expense. The previously unrealized foreign exchange gain was recorded as a component of accumulated other comprehensive income in stockholders’ equity in previous periods and does not appear in the consolidated statement of operations.
      As discussed in Note 6 to the consolidated financial statements, during the second quarter of 2005 we reversed previously recorded income tax reserves of $5.9 million, partially offset by other income tax adjustments of $1.1 million, related to matters previously determined to have an uncertain outcome upon clarification of such matters by the IRS and Canada Revenue Agency.
      Income tax expense for the six months ended June 30, 2005 and 2004 was $15.6 million and $13.7 million, respectively. In addition to the specific tax items discussed above, the increased tax expense reflects an increase in our effective tax rate primarily due to changes in the amount of permanent deductions. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes and changes in the expected utilization of previously reserved NOLs.
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
      As of June 30, 2005, we had $342.6 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of senior subordinated notes and $17.6 million of our term loan. Our revolving credit facility provides borrowing capacity in an aggregate amount of up to $135.0 million. As of June 30, 2005, no indebtedness was outstanding under our revolving credit facility and $7.7 million of letters of credit were outstanding, leaving approximately $127.3 million available under our revolving credit facility. Future borrowings under our revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
      During the six months ended June 30, 2005, cash flows from operations were $103.9 million. We used a portion of those cash flows to pay down $11.0 million of our revolving credit facility that was outstanding as of December 31, 2004, to make advances of $16.8 million to our parent, and to make $20.0 million of voluntary principal payments on our term loan. As of June 30, 2005 we had cash and cash equivalents on hand of $55.5 million.

      As of June 30, 2005, our parent corporation, CMI, also maintained $91.3 million of senior discount notes with a face value of $123.5 million, and $128.1 million of senior subordinated discount notes with a face value of $179.6 million. The senior discount notes and senior subordinated discount notes are not part of our consolidated financial statements. These notes have neither current cash interest nor maturity obligations until 2008. Our operations are currently the main source of cash that is expected to service the senior discount notes, senior subordinated discount notes and any future dividends on CMI common stock.
      Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the senior subordinated notes, revolving credit facility and our parent’s senior discount notes and senior subordinated discount notes. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. As of June 30, 2005, we are in compliance with all conditions and covenants related to the senior credit facility and senior subordinated notes and our parent, CMI, is in compliance with all conditions and covenants related to its senior discount notes and senior subordinated discount notes.

For the Six Months Ended June 30, 2005 and 2004
      Net cash flow generated by operating activities for the six months ended June 30, 2005 and 2004 was $103.9 million and $109.6 million, respectively. Of these amounts, $43.1 million and $49.5 million for 2005 and 2004, respectively, were generated by working capital reductions. The primary working capital reductions for 2005 and 2004 were decreases in receivables of $82.2 million and $62.4 million, respectively, and decreases in inventories of $4.2 million and $13.6 million, respectively. These reductions were partially offset by decreases in accounts payable and accrued expenses of $43.3 million and $26.5 million for 2005 and 2004, respectively. These reductions are indicative of the seasonal nature of highway deicing product line sales.
      Net cash flow used in investing activities for the six months ended June 30, 2005 and 2004, was $10.1 million and $8.4 million, respectively. The 2005 capital expenditures were primarily for routine replacements at our facilities and cost reduction projects at our North American evaporated salt and specialty potash fertilizer facilities.
      Net cash flow used in financing activities for the six months ended June 30, 2005 and 2004, was $48.0 million and $48.2 million, respectively. These cash flows consisted of pay downs in 2005 and 2004 of our revolving credit facility of $11.0 million and $14.0 million, respectively, $20.0 million of voluntary principal repayments during each year, respectively, that reduced the amount of long-term debt outstanding under our term loan credit facility, and advances to CMI of $16.8 million and $13.8 million, respectively. CMI has the intent, but does not currently have the ability to repay these advances except through the declaration of a dividend from CMG. No gain or loss was recorded upon repayment of the debt.
Effects of Currency Fluctuations and Inflation
      We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local (functional) currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. The weakened U.S. dollar against the pound sterling and Canadian dollar has had a positive impact on our reported consolidated sales. However, significant changes in the value of the Canadian dollar, the euro or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior credit facilities.

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
      In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “AJCA”),” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We are in the process of evaluating the effects of the repatriation provision and expect to complete this evaluation during the last half of 2005.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123, and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for calendar year companies. We currently expect to adopt SFAS 123(R) in the first quarter of 2006 although early adoption is allowed. The adoption of SFAS 123(R) is not expected to have a material impact on our consolidated statements of operations or cash flows.
      In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123(R).
      In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in

FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is require to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We will determine the impact that the adoption of FIN 47 will have on our results of operations, cash flows or financial position during 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency translation risk and commodity pricing risk. In the future, management may take actions that would mitigate our exposure to these types of risks including forward purchase contracts and financial instruments. However, there can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with these risks. We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2004.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO determined that the Company’s disclosure controls and procedures were not effective as of June 30, 2005 at the reasonable assurance level, because of the material weakness described below.
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
      A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company had determined that it did not maintain effective controls over the valuation and completeness of its income taxes payable, deferred income tax assets and liabilities (including the associated valuation allowance) and the income tax provision because it did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the liability for income taxes payable were not effective to ensure that the additions to the liability were complete and accurate. Also, the Company did not have effective controls over the preparation and review of the valuation allowance related to deferred tax assets. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. Because of this material weakness, the Company concluded that it did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework. At June 30, 2005, the Company determined that the material weakness had not been remediated.
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
      The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the Recapitalization, IMC Global has agreed to indemnify us against certain legal matters. There have been no material developments during 2005 with respect to other legal proceedings.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      None

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      Not Applicable

Item 6.	Exhibits
      (a) Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.1*	Amendment No. 5 and Waiver to the Amended and Restated Credit Agreement dated July 20, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.8 to Compass Minerals’ Registration Statement on Form S-1, File No. 333-110250).
31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Compass Minerals Group, Inc.

/s/ Michael E. Ducey

Michael E. Ducey
President and Chief Executive Officer
Date: August 5, 2005

/s/ Rodney L. Underdown

Rodney L. Underdown
Chief Financial Officer and Vice President
Date: August 5, 2005